Form 10QSB
period 1996-03-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1996-05-15
CIK 748524

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number n-nnnnn



                TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



        Massachusetts                               04-2833662
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 1996 and 1995 (Unaudited) (Note 1)                                        1996                  1995
- - --------------------------------------------------------------------------------------------------------------

REVENUES:
       Interest income                                                        $            23              -

Expenses:
       Interest                                                                     1,786,302             1,628,915
       Related party interest                                                          17,189                38,221
       Amortization                                                                   101,157               101,157
       Related party management fee                                                   75,000                 75,000
       General and administrative                                                         558                 5,255
                                                                             --------------------------------------
                                                                                    1,980,206             1,848,548
                                                                                 ----------------------------------

Loss from Operations                                                              (1,980,183)           (1,848,548)

Equity in Losses from Operating
       Partnerships                                                               (1,697,897)           (1,504,378)
                                                                                  --------------------------------


Net Loss                                                                         $(3,678,080)          $(3,352,926)
                                                                                 =================================


Net Loss Allocated to General Partners                                         $     (36,781)        $     (33,529)
                                                                               ===================================


Net Loss Allocated to Limited Partners                                           $(3,641,299)          $(3,319,397)
                                                                                 =================================


Net Loss per Unit of Limited  Partnership Interest                            $       (6.069)       $       (5,532)
                                                                              ====================================

   The accompanying notes are an integral part of these financial statements.





BALANCE SHEETS


March 31, 1996 and December 31, 1995                                       March 31,             December 31
                                                                                1996                    1996
                                                                         (Unaudited)               (Audited)

ASSETS
Investments in Operating Partnerships                                       $5,393,118           $ 8,691,341
Deferred financing fee, net of accumulated
amortization of $38,609 and $37,778
respectively                                                                    11,391                12,222
Cash and cash equivalents                                                        1,839                    40
                                                                       -------------------------------------

TOTAL ASSETS                                                              $ 5,406,348             $ 8,703,603
                                                                          ===================================


LIABILITIES
Purchase Money Note, net of unamortized
   discount                                                               $47,547,721           $46,149,350
Notes payable                                                               9,873,978             9,873,978
Accrued interest on operating deficit notes                                16,509,072            16,121,141
Accrued expenses                                                              -                      24,084
Due to affiliates                                                           3,637,063             5,018,456
                                                                       ------------------------------------
                                                                          $77,567,834           $77,187,009
                                                                         ----------------------------------

PARTNERS' CAPITAL (DEFICIT):
Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
    and outstanding - 600 Units                                          ($70,913,590)         ($67,272,291)
 General partners                                                      (    1,247,896)       (    1,211,115)
                                                                       ------------------------------------
                                                                         ($72,161,486)         ($68,483,406)

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $    5,406,348        $    8.703,603
                                                                       ====================================

   The accompanying notes are an integral part of these financial statements.



STATEMENT OF CASH FLOWS

For the Three Months Ended
March 31, 1996 and 1995 (Unaudited) (Note 1)                                                 1996                  1995
- - -----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss......................................................................       $(3,678,080)          $(3,352,926)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
           Amortization..........................................................            101,157               101,157
           Equity in loss of Operating Partnerships                                        1,697,897             1,504,378
           Changes in assets and liabilities:
           Interest added to loan principal on Purchase
               Money Note........................................................          1,398,371             1,240,984
           Increase in accrued interest on operating deficit notes                           387,931               387,931
           Decrease in accrued expenses..........................................      (     24,084)                     -
           (Decrease) increase in due to affiliates                                      (1,381,393)               118,421
                                                                                        -----------           ------------

           Net cash used in operating activities.................................        (1,498,201)          (        55)

   Cash flows from investing activities:
      Cash distribution from Operating Partnerships                                       1,500,000                      -
                                                                                       ------------           ------------

           Net cash provided by investing activities                                      1,500,000                      -
                                                                                       ------------           ------------

   Increase (Decrease) in cash and cash equivalents
      during the year............................................................              1,799       (           55)

   Cash and cash equivalents, beginning of period                                                 40                  360
                                                                                              ---------------------------

Cash and cash equivalents, end of period......................................           $1,839                     $ 305
   ==================================

   The accompanying notes are an integral part of these financial statements.




STATEMENTS OF CHANGES IN PARTNERS' DEFICIT




                                                 UNITS OF              INVESTOR
For the Three Months Ended                        LIMITED               LIMITED               GENERAL
March 31, 1996 and 1995                         PARTNERSHIP            PARTNERS'             PARTNERS'             TOTAL
(Unaudited) (Note 1)                             INTEREST               CAPITAL               CAPITAL             CAPITAL
- - -------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                            600            $(67,272,291)        $(  1,211,115)         $(68,483,406)
Net loss                                                             (  3,641,299)       (       36,781)         (  3,678,080)
                                   ------------------------------------------------------------------------------------------
Balance March 31, 1996                                 600           $(70,913,590)         $( 1,247,896)         $(72,161,486)
                                       ======================================================================================


Balance, December 31, 1994                             600           $(55,865,456)        $(  1,095,894)         $(56,961,350)
Net loss                                                             (  3,319,397)       (       33,529)         (  3,352,926)
                                   ------------------------------------------------------------------------------------------
Balance March 31, 1995                                 600           $(59,184,853)        $(  1,129,423)         $(60,314,276)
                                       ======================================================================================

   The accompanying notes are an integral part of these financial statements.



NOTES TO FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)


1.         ACCOUNTING AND FINANCIAL REPORTING POLICIES

           The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

          The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.

2.         TAX LOSS

           The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation and certain capitalized costs.

3.         RELATED PARTY TRANSACTIONS

           Certain loans and interest due to affiliates were repaid from the $1,500,000 cash distribution from Square 254. These included $129,166 to First Winthrop Corporation as a repayment of its non-interest bearing advances to the Partnership for administrative expenses; and to Two Winthrop Properties Inc., $822,284 of accrued interest as of December 31, 1995, $14,198 of accrued interest for the period January 1 - January 31, 1996, and a $507,934 partial repayment of principal on its $667,000 note.


ITEM 2. -         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
                  OF OPERATION


This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's only assets consist of its 66.67% general partnership interests in Square 254 Limited Partnership ("Square 254") and National Place Land Limited Partnership ("National Place"). Square 254 and National Place own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively.

The Partnership's primary source of revenue is distributions from Square 254 and National Place (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

The Partnership received no cash distributions from the Operating Partnerships through 1995. During the three months ended March 31, 1996, the Partnership received a $1,500,000 distribution from Square 254.

The Partnership's liquidity based on cash and cash equivalents improved from $40 at December 31, 1995 to $1,839 at March 31, 1996. The Partnership's $1,500,000 provided by operating activities was substantially offset by $1,498,201 used in operating activities including $1,473,582 of loan payments to the general partner and an affiliate of the general partner.

Based on (i) Square 254's distribution of $665,570 in April 1996, (ii) Square 254's budget for 1996 which shows sufficient reserves at year-end 1996 for a cash distribution in 1997 and (iii) Square 254's anticipation of a refinancing of its debt at lower interest rates in 1996 with a resulting decrease in interest expense in future years, the General Partners believe that Square 254 will continue to generate sufficient cash flow to distribute cash to the Partnership on a consistent basis in the foreseeable future. However, the ability of Square 254 to generate sufficient cash flow is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will be able to make distributions to its partners.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity (August 1999). Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interest in the Operating Partnerships through foreclosure. In addition, any distributions made by the Operating Partnerships will be applied first to satisfy the remaining $159,066 plus accrued interest due to affiliates for prior loans made to the Partnership, and $3,475,000 in accrued management fees due to affiliates. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Results of Operations

The Partnership's expenses for the three months ended March 31, 1996 were $131,658 (or 7.1%) greater than expenses for the three months ended March 31, 1995. This increase resulted from an increase in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans.

Equity in loss from Operating Partnerships for the three months ended March 31, 1996 increased 12.9% (from $1,504,378 to $1,697,897) when compared to the same period last year. This increase was primarily due to a decline in the operating results of the Operating Partnerships. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 decreased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995, due primarily to lower occupancy levels. The operating results for the Office Towers portion of the complex increased for the three months ended March 31, 1996, due to the re-leasing of vacant space. Equity in loss from the Land Partnership increased for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily as a result of an increase in interest expense.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          Reports on Form 8-K: No Report on Form 8-K was filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              TWELVE AMH ASSOCIATES
                               LIMITED PARTNERSHIP
                                  (Registrant)

                        By: Two Winthrop Properties, Inc.
                            Managing General Partner

                            By: /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer


                            By: /s/ Edward V. Williams
                                    Edward V. Williams
                                    Chief Financial officer


DATED:  May 14, 1996