Form 10QSB
period 1996-06-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1996-08-14
CIK 748524

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-13493



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



STATEMENT OF OPERATIONS
                                                                Three Months Ended                 Six Months Ended
For the Three  and Six Months Ended                                   June 30,                          June 30,
June 30, 1996 and 1995 (Unaudited) (Note 1)                     1996             1995              1996             1995
- ------------------------------------------------------------------------------------------------------------------------------------
REVENUES:
      Interest income                                  $          835    $           -    $         858      $          -

Expenses:
      Interest                                              1,828,674        1,666,518        3,614,976         3,295,433
      Related party interest                                      399           38,221           17,588            76,442
      Amortization                                            101,157          101,157          202,315           202,315
      Related party management fee                             75,000           75,000          150,000           150,000
      General and administrative                               13,453            9,122           14,011            14,376
                                                      -------------------------------------------------------------------
                                                            2,018,683        1,890,018        3,998,890         3,738,566
                                                       ------------------------------------------------------------------

Loss from Operations                                       (2,017,848)      (1,890,018)      (3,998,032)       (3,738,566)

Equity in Losses from Operating
  Partnerships                                               (481,641)         138,755       (2,179,538)       (1,365,623)
                                                     ---------------------------------------------------------------------

Net Loss                                                 $ (2,499,489)     $(1,751,263)    $ (6,177,570)      $ (5,104,189)
                                                     =====================================================================

Net Loss Allocated to General Partners                   $    (24,995)     $   (17,513)    $    (61,776)      $    (51,042)
                                                 =========================================================================

Net Loss Allocated to Limited Partners                   $ (2,474,494)     $(1,733,750)    $ (6,115,794)      $ (5,053,147)
                                                ==========================================================================

Net Loss per Unit of Limited  Partnership
  Interest                                               $    (4,124)      $    (2,890)    $    (10,193)      $    (8,422)
                                                     =====================================================================








   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS



June 30, 1996 and December 31, 1995                                         June 30,                 December 31
                                                                                1996                        1995
                                                                           (Unaudited)                 (Audited)



ASSETS
Investments in Operating Partnerships                                         $4,145,583                $ 8,691,341
Deferred financing fee, net of accumulated
amortization of $39,443 and $37,778 respectively                                  10,557                     12,222
Cash and cash equivalents                                                         92,329                         40
                                                                         ------------------------------------------

TOTAL ASSETS                                                                $ 4,248,469                 $ 8,703,603
                                                                            =======================================


LIABILITIES
Purchase Money Note, net of unamortized discount                           $ 48,988,464               $ 46,149,350
Notes payable                                                                 9,873,978                  9,873,978
Accrued interest on operating deficit notes                                  16,897,003                 16,121,141
Accrued expenses                                                                -                           24,084
Due to affiliates                                                             3,150,000                  5,018,456
                                                                         -----------------------------------------
                                                                             78,909,445                 77,187,009
                                                                          ----------------------------------------

PARTNERS' CAPITAL (DEFICIT):
Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
    and outstanding - 600 Units                                             (73,388,085)               (67,272,291)
 General partners                                                            (1,272,891)                (1,211,115)
                                                                         -----------------------------------------
                                                                            (74,660,976)               (68,483,406)
                                                                          ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $    4,248,469             $    8.703,603
                                                                         =========================================













The  accompanying  notes are an  integral  part of these  financial  statements.

STATEMENT OF CASH FLOWS



For the Six Months Ended
June 30, 1996 and 1995 (Unaudited) (Note 1)                                                  1996                   1995



Cash flows from operating activities:
      Net loss                                                                      $(6,177,570)          $(5,104,189)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization                                                                   202,315               202,315
         Equity in loss of Operating Partnerships                                     2,179,538             1,365,623
         Changes in assets and liabilities:
         Interest added to loan principal on Purchase Money Note                      2,839,114             2,519,571
         Increase in accrued interest on operating deficit notes                        775,862               775,868
         Decrease in accrued expenses                                                   (24,084)                    -
         (Decrease) increase in due to affiliates                                    (1,868,456)              240,492
                                                                                  -----------------------------------

         Net cash used in operating activities                                       (2,073,281)                 (320)

      Cash flows from investing activities:
         Cash distribution from Operating Partnerships                                2,165,570                     -
                                                                                         ----------------------------

         Net cash provided by investing activities                                    2,165,570                     -
                                                                                         ----------------------------

      Increase (decrease) in cash and cash equivalents
         during the year                                                                92,289                   (320)

      Cash and cash equivalents, beginning of period                                        40                    360
                                                                               --------------------------------------

      Cash and cash equivalents, end of period                                    $     92,329             $       40
                                                                                   ==================================















The  accompanying  notes are an  integral  part of these  financial  statements.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                 UNITS OF              INVESTOR
For the Three Months Ended                        LIMITED               LIMITED               GENERAL
June 30, 1996 and 1995                          PARTNERSHIP            PARTNERS'             PARTNERS'             TOTAL
(Unaudited) (Note 1)                             INTEREST               CAPITAL               CAPITAL             CAPITAL



Balance, December 31, 1995                             600           $(67,272,291)         $ (1,211,115)         $(68,483,406)
Net loss                                                               (6,115,794)              (61,776)           (6,177,570)
                                   ------------------------------------------------------------------------------------------
Balance June 30, 1996                                  600           $(73,388,085)         $( 1,272,891)         $(74,660,976)
                                       ======================================================================================


Balance, December 31, 1994                             600           $(55,865,456)        $  (1,095,894)         $(56,961,350)
Net loss                                                               (5,053,147)              (51,042)           (5,104,189)
                                   ------------------------------------------------------------------------------------------
Balance June 30, 1995                                  600           $(60,918,603)        $  (1,146,936)         $(62,065,539)
                                       ======================================================================================



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)


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

3.         RELATED PARTY TRANSACTIONS

           Certain fees, loans and interest due to affiliates were repaid from the $2,165,570 cash distribution from Square 254. These included $129,166 to First Winthrop Corporation as a repayment of its non-interest bearing advances to the Partnership for administrative expenses and $400,000 for outstanding management fees; and to Two Winthrop Properties Inc., $822,284 of accrued interest as of December 31, 1995, $17,588 of accrued interest for the period January 1 - April 8, 1996, and a $667,000 repayment of principal on its $667,000 note.

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

The Partnership received no cash distributions from the Operating Partnerships through 1995. During the six months ended June 30, 1996, the Partnership received two distributions in the aggregate of $2,165,570 from Square 254.

The Partnership's liquidity based on cash and cash equivalents improved from $40 at December 31, 1995 to $92,329 at June 30, 1996. The Partnership's $2,165,570 provided by investing activities was substantially offset by $2,073,281 used in operating activities including $1,868,456 of loan payments to the general partner and an affiliate of the general partner.

Based on (i) Square 254's budget for 1996 which shows sufficient reserves at year-end 1996 for a cash distribution in 1997 and (ii) Square 254's anticipation of a refinancing of its debt at lower interest rates in 1996 with a resulting decrease in interest expense in future years, the General Partners believe that Square 254 will continue to generate sufficient cash flow to distribute cash to the Partnership on a consistent basis in the foreseeable future. However, the ability of Square 254 to generate sufficient cash flow is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will be able to make distributions to its partners.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity (August 1999). Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership will refinance the debt with the existing lender under the terms of the refinancing agreement dated August 31, 1984 for an additional ten year term during which term no cash distributions are expected to be made to investors. In addition, any distributions made by the Operating Partnerships prior to August 1999 will be applied first to satisfy the $3,150,000 in accrued management fees due to affiliates. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Results of Operations

The Partnerships expenses for the three and six months ended June 30, 1996 were $128,665 and $260,324 greater than expenses for the same periods ending June 30, 1995. This increase resulted from an increase in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans.

Equity in loss from Operating Partnerships for the three and six months ended June 30, 1996 increased by $620,396 and $813,915 when compared to the same periods in 1995. This increase was primarily due to a decline in the operating results of the Operating Partnerships. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 decreased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, due primarily to lower occupancy levels. The operating results for the office towers portion of the complex increased for the six months ended June 30, 1996, due to the releasing of vacant space. Equity in loss from the Land Partnership increased for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 primarily as a result of an increase in interest expense.

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

                              TWELVE AMH ASSOCIATES
                               LIMITED PARTNERSHIP
                                  (Registrant)

                        By: Two Winthrop Properties, Inc.
                            Managing General Partner

                        By: /s/ Michael Ashner
                                Michael Ashner
                                Chief Executive Officer


                        By: /s/ Edward V. Williams
                                Edward V. Williams
                                Chief Financial officer


DATED:  August 14, 1996