Form 10QSB
period 1996-09-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1996-11-14
CIK 748524

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-13493



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



STATEMENT OF OPERATIONS

For the Three and Nine Months Ended                               Three Months Ended              Nine Months Ended
September  30, 1996 and 1995                                        September 30,                    September 30,
                                                               -----------------------          ------------------
(Unaudited)  (Note 1)                                         1996                1995           1996               1995
------------------------------------------------------------------------------------------------------------------------


REVENUES:
      Interest income                              $           934   $        -          $         1,792   $        -

Expenses:
      Interest                                            1,872,329           1,705,260        5,487,305          5,000,693
      Related party interest                                -                    38,221           17,588            114,663
      Amortization                                          101,157            101,157           303,472            303,472
      Related party management fee                          75,000               75,000          225,000            225,000
      General and administrative                             31,568                  55           45,579             14,432
                                                    -----------------------------------------------------------------------
                                                         2,080,054           1,919,693         6,078,944          5,658,260
                                                     ----------------------------------------------------------------------

Loss from Operations                                      (2,079,120)       (1,919,693)        (6,077,152)        (5,658,260)

Equity in Losses from Operating
  Partnerships                                          (1,780,889)        (1,644,108)         (3,960,427)        (3,009,731)
                                                     -----------------------------------------------------------------------

Net Loss                                               $(3,860,009)        $(3,563,801)     $(10,037,579)        $(8,667,991)
                                                     =======================================================================

Net Loss Allocated to General Partners               $     (38,600)     $     (35,638)    $     (100,376)     $      (86,680)
                                                     ===============================================================================

Net Loss Allocated to Limited Partners                 $(3,821,409)       $(3,528,163)      $ (9,937,203)       $ (8,581,311)
                                                     =============================================================================

Net Loss per Unit of Limited  Partnership
  Interest                                           $       (6,369)   $        (5,880)    $      (16,562)   $       (14,302)
                                                     =======================================================================






   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS



September 30, 1996 and December 31, 1995                                     September 30,            December 31,
                                                                                 1996                     1995
 (Note 1)                                                                     (Unaudited)               (Audited)



ASSETS:
Investments in Operating Partnerships                                       $  2,264,370                $ 8,691,341
Deferred financing fee, net of accumulated
   amortization of $40,276 and $37,778 respectively                                9,724                     12,222
Cash and cash equivalents                                                         61,695                         40
                                                                         ------------------------------------------

      TOTAL ASSETS                                                         $  2,335,789                 $ 8,703,603
                                                                           ========================================


LIABILITIES:
Purchase Money Note, net of unamortized discount                           $ 50,472,863               $ 46,149,350
Notes and fees payable                                                        9,873,978                  9,873,978
Accrued interest on operating deficit notes                                  17,284,933                 16,121,141
Accrued expenses                                                                      -                     24,084
Due to affiliates                                                             3,225,000                  5,018,456
                                                                         -----------------------------------------
                                                                             80,856,774                 77,187,009
                                                                          ----------------------------------------

PARTNERS' CAPITAL (DEFICIT):
Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
   and outstanding - 600 Units                                              (77,209,494)               (67,272,291)
General partners                                                             (1,311,491)                (1,211,115)
                                                                         -----------------------------------------
                                                                            (78,520,985)               (68,483,406)
                                                                          ----------------------------------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $     2,335,789             $    8.703,603
                                                                        ==========================================



   The accompanying notes are an integral part of these financial statements.


STATEMENT OF CASH FLOWS



For the Nine Months Ended
September 30, 1996 and 1995 (Unaudited) (Note 1)                                         1996                  1995



Cash flows from operating activities:
      Net loss                                                                      $(10,037,579)          $(8,667,991)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization                                                                    303,472                 303,472
         Equity in loss of Operating Partnerships                                      3,960,427               3,009,731
         Changes in assets and liabilities:
         Interest added to loan principal on Purchase Money Note                       4,323,513               3,836,900
         Increase in accrued interest on operating deficit notes                       1,163,792               1,163,792
         Decrease in accrued expenses                                                    (24,084)               -
         (Decrease) increase in due to affiliates                                     (1,793,456)                353,776
                                                                                     -----------------------------------

         Net cash used in operating activities                                        (2,103,915)                  (320)
                                                                                     -----------------------------------

      Cash flows from investing activities:
         Cash distribution from Operating Partnerships                                  2,165,570               -
                                                                                     ----------------------------

         Net cash provided by investing activities                                      2,165,570               -
                                                                                     ----------------------------

      Net increase (decrease) in cash and cash equivalents                                 61,655                  (320)

      Cash and cash equivalents, beginning of period                                           40                   360
                                                                                 --------------------------------------

      Cash and cash equivalents, end of period                                       $     61,695            $       40
                                                                                     ==================================


   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT



                                                 UNITS OF              INVESTOR
For the Nine Months Ended                         LIMITED               LIMITED               GENERAL
September 30, 1996 and 1995                     PARTNERSHIP            PARTNERS'             PARTNERS'             TOTAL
(Unaudited) (Note 1)                             INTEREST               CAPITAL               CAPITAL             CAPITAL



Balance, December 31, 1995                            600            $(67,272,291)         $ (1,211,115)         $(68,483,406)
Net loss                                                               (9,937,203)             (100,376)          (10,037,579)
                                   ------------------------------------------------------------------------------------------
Balance September 30, 1996                             600           $(77,209,494)         $( 1,311,491)         $(78,520,985)
                                       ======================================================================================


Balance, December 31, 1994                             600           $(55,865,456)        $  (1,095,894)         $(56,961,350)
Net loss                                                               (8,581,311)              (86,680)           (8,667,991)
                                   ------------------------------------------------------------------------------------------
Balance September 30, 1995                             600           $(64,446,767)        $  (1,182,574)         $(65,629,341)
                                       ======================================================================================



   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)


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

       The accompanying financial statements reflect the Registrant's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.

2.         TAX LOSS

       The Partnership's taxable loss for 1996 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation and certain capitalized costs.

3.         RELATED PARTY TRANSACTIONS

       Certain fees, loans and interest due to affiliates were repaid from the $2,165,570 cash distribution from Square 254. These included payments to First Winthrop Corporation of $129,166 as a repayment of its non-interest bearing advances to the Registrant for administrative expenses and $400,000 for outstanding management fees; and to Two Winthrop Properties Inc., $822,284 of accrued interest as of December 31, 1995, $17,588 of accrued interest for the period January 1 -April 8, 1996, and a $667,000 repayment of principal on its $667,000 note.


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

The Partnership received no cash distributions from the Operating Partnerships through 1995. During the nine months ended September 30, 1996, the Partnership received two distributions in the aggregate of $2,165,570 from Square 254.

The Partnership's liquidity based on cash and cash equivalents improved from $40 at December 31, 1995 to $61,695 at September 30, 1996. The Partnership's
$2,165,570 provided by investing activities was substantially offset by $2,103,915 used in operating activities including $1,868,456 of loan payments to the general partner and an affiliate of the general partner. (See Item 1, Note
3).

Based on (i) Square 254's original budget for 1996 which shows sufficient reserves at year-end 1996 for a cash distribution in 1997 and (ii) Square 254's anticipation of a refinancing of its debt at lower interest rates in 1997 with a resulting decrease in interest expense in future years, the General Partners believe that Square 254 will continue to generate sufficient cash flow to distribute cash to the Partnership in the foreseeable future. However, the ability of Square 254 to generate sufficient cash flow is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will be able to make distributions to its partners.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity (August 1999). Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership will enter into negotiations to refinance the debt with the existing lender under the terms of the refinancing agreement dated August 31, 1984 for an additional ten year term during which term no cash distributions are expected to be made to investors. In addition, any distributions made by the Operating Partnerships prior to August 1999 will be applied first to satisfy the $3,225,000 in accrued management fees due to affiliates. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.



Results of Operations

The net loss of the Partnership for the nine and three months ended September 30, 1996 was $10,037,579 and $3,860,009 as compared to $8,667,991 and $3,563,801 for the comparable periods in 1995. Loss increased primarily due to increases in interest expense of $486,612 and equity losses from Operating Partnerships of $950,696. The increase in interest expense resulted primarily from an increase in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans.

The increase in equity loss from Operating Partnerships was primarily due to a decline in the operating results of the Operating Partnerships. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 decreased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, due primarily to lower occupancy levels. The operating results for the office towers portion of the complex increased for the nine months ended September 30, 1996, due to the releasing of vacant space. Equity in loss from the Land Partnership increased for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 primarily as a result of an increase in interest expense.


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


DATED: November 14, 1996