Form 10KSB
period 1996-12-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1997-04-01
CIK 748524

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10KSB

 X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
---
         Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1996, or

__       Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

Commission File Number: 0-13493

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (Exact Name of Small Business Issuer As Specified in Its Charter)

       Massachusetts                                         04-2833662
(State or Other Jurisdiction                                (IRS Employer
of Incorporation or Organization)                       Identification Number)

One International Place, Boston, Massachusetts                      02110
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code:                 617-330-8600

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                       Units of Limited Partnership Interest
                                                 (Title of Class)

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Registrant had no revenue for its most recent fiscal year.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.



                       Documents Incorporated by Reference


Location in Form
10-KSB In
Which Document
is Incorporated

Part I The Partnership's Confidential Memorandum, dated June 11, 1984, filed as Exhibit 28(a) (the "Memorandum") to the Partnership's Registration Statement on Form 10 filed on April 30, 1985, including all Exhibits thereto ("Registration Statement")

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                                      PART I

Item 1.           Description of Business

         General

     Twelve AMH Associates Limited Partnership (the "Partnership") was organized under the Massachusetts Uniform Limited Partnership Act on April 24, 1984. The general partners of the Partnership (the "General Partners") are Two Winthrop Properties, Inc. ("Two Winthrop") and Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Two Winthrop is a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop Corporation ("First
Winthrop"), a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership; the sole general partner of WFA is Linnaeus Associates. Linnaeus-Lexington is a Massachusetts limited partnership. The general partner of Linnaeus-Lexington is WFA. Two Winthrop is the managing general partner of the Partnership. See "Change in Control".

     The Partnership was capitalized by contributions from partners. In August 1984, upon completion of its offering, the Partnership sold 600 Units of Limited Partnership Interest at an aggregate purchase price of $57,750,000 pursuant to Regulation D promulgated under the Securities Act of 1933. The Partnership used the net proceeds from the offering, together with a line of credit obtained from a major commercial bank for an interim loan, which has been repaid in full, and a purchase money note from the seller, the Aetna Casualty and Surety Company ("Aetna"), to acquire its 66.667% interest in Square 254 Limited Partnership (the "Square 254") and to acquire, in 1988, a 66.67% general partner interest in National Place Land Limited Partnership ("National Land"). Square 254 and National Land are hereinafter collectively referred to as the "Operating Partnerships."

     Square 254 is a District of Columbia limited partnership organized in 1979. The general partners of Square 254 are the Partnership, the Quadrangle
Development Corporation ("Quadrangle") and the Marriott Corporation ("Marriott"). Quadrangle is the managing general partner of Square 254. The limited partners are Marriott and NP Limited Partnership, an affiliate of Quadrangle. Quadrangle is the general partner of NP Limited Partnership and owns approximately 77% of the partnership interests in NP Limited Partnership. Quadrangle and Marriott are not affiliated with the Partnership, WFA or any of its affiliates.

         National Land is a District of Columbia limited partnership organized on August 8, 1988. The 66.67% general partner of National Land is the Partnership. The limited partners are Quadrangle (16.665%) and Marriott (16.665%).

         The only business of the Partnership is investing as a general partner in Square 254 and National Land.

     The Partnership is currently in its operating phase and expects to remain in this phase until April 1999 (Maturity Date of Partnership Debt) at which time the partnership will evaluate selling its investment or holding the investment longer than originally expected.

Properties owned by the Operating Partnerships

         1.       Square 254

         Square 254 developed and presently owns and operates a mix- use complex know as "National Place," located at 1331 Pennsylvania Avenue, N.W., Washington, D.C. National Place consists of: (i) the 772-room J.W. Marriott Hotel managed by the Marriott Corporation, (ii) the 71,000 square feet of retail space leased to and managed by The Rouse Company, (iii) the 418,000 square feet of office space,
(iv) a leasehold interest in the 1,600-seat National Theatre leased on net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater, and (v) the 400-car parking garage managed by QuikPark, Inc. In addition, Square 254 leases from National Land pursuant to a ground lease (the "Ground Lease") which expires in 2083, the land on which National Place is located.

     The Hotel: The J. W. Marriott Hotel is a fifteen story, 772-room hotel which opened in February 1984. Its special features include four restaurants, in-house catering services, health club including an indoor swimming pool, two ballrooms of 14,000 and 8,400 square feet, 10 function rooms totaling 30,000 square feet, 18 hospitality suites, 2 Vice-Presidential suites, and 2 Presidential suites. The following table sets forth the average occupancy and room rate at the Hotel for the calendar years ended December 1996 and 1995:

                                           December 31,
                                         1996       1995

Average Occupancy(%)                     83.1        83.7
Average Room Rate($)                     151         146
Revenue per
  Available Room($)                      125         122

         Square 254 entered into a Management Agreement with Marriott pursuant to which Marriott is acting as the exclusive agent to manage and operate the hotel. The agreement has a term of 30 years and expires in February 2014. Marriott may renew the agreement for four renewal terms of 10 years each and one final renewal term through the expiration of the ground lease with National Land. Marriott earns a management fee equal to 3% of gross revenues for central office services and an incentive fee of 20% of the operating profit of the hotel. For this purpose hotel operating profit is defined as the excess of gross revenues over deductions including: (i) all normal costs of operation; (ii) the 3% of gross revenues central office services fee described above; (iii) a reserve to cover replacements of the hotel's furniture, fixtures and equipment and non-routine repairs and maintenance, which reserve is 5% of the hotel's gross revenues with the balance limited at any time to 3.5% of gross revenues for the immediately preceding three years; (iv) the hotel's pro rata share of chain services; and (v) certain insurance costs and real estate taxes. However, if, during the initial term of the agreement, the 80% share of the operating profit that Square 254 is to receive is less than the Owner's Priority, defined as 50% of Square 254's debt service on first mortgage financing, Square 254 is to receive the portion of Marriott's 20% incentive fee needed to make up the difference. This portion will be paid back to Marriott in subsequent years from distributions to Square 254 in excess of the Owner's Priority. Neither Marriott nor Square 254 may assign their rights and obligations under the agreement without the approval of the other party except for certain small shops and concessions in the hotel which Marriott may sublease. Square 254 may terminate the agreement if (i) the operating profit that it receives in any two consecutive fiscal years falls below the Owner's Priority or (ii) in any two consecutive years during a renewal term, Square 254's rate of return on replacement costs is less than 120% of the average annual yield for the three immediately preceding fiscal years on 20-year U.S. Treasury bonds and, in either case, Marriott does not advance the difference to Square 254. If Square 254 decides to sell the hotel, it must notify Marriott, which shall have the right to purchase the hotel on the same terms as proposed to be offered to proposed buyers.

         The Office Towers: The Office Towers are known as the North and South Towers. The North Tower has 15 floors with an aggregate of approximately 350,000 square feet of net rentable office space. The South Tower has 6 floors with an aggregate of approximately 60,000 square feet of net rentable office space. There is a connecting access between the two towers at the fifth floor level.

         The Office Towers and common areas are managed by Quadrangle pursuant to an agreement which is scheduled to expire on April 30, 1999. The agreement provides for fees payable to Quadrangle of (i) 3% of gross receipts as a fee for management of the office space and (ii) $100,000 per year increased by 25% of the percentage increase in the CPI with January 1, 1984 as the base for management of the common areas. The following table sets forth the average occupancy, the average rent per square foot of the Officer Towers and the effective rent per square foot after taking into consideration any free rent periods or give-backs for the calendar years ended December 1996 and 1995:

                                      December 31,
                                    1996        1995

Average Occupancy(%)                 83          87
Average Rent
  Per Square Foot ($)                38          36
Effective Rent($)                    32          32

     The Department of Justice ("DOJ") leases, in the aggregate, approximately 43% of the leasable space at the Office Towers (office and storage space of 182,677 square feet, in the aggregate). The leases with DOJ provide for annual rent payments in the aggregate of $5,738,020 and terminate on May 14, 2000 with respect to 92468 square feet and August 14, 2004 with respect to 90209 square feet.

     National Association of Manufacturers ("NAM") leases 11.5% of leasable space at the Office Towers a majority of which is located on the 14th and 15th floors, (office and storage space of 50,032 square feet, in the aggregate) for a gross rent of $2,346,957, with a lease expiration date of May 31, 2001. Square 254 negotiated a new lease, moving NAM from the 14th and 15th floors to the 6th and 12th floors. The new lease, signed December 18, 1996, provides for NAM to move into the entire 6th floor (42,530 square feet), and 2,305 square feet on the 12th floor, with aggregate annual lease payments of $1,613,427, increasing annually with a lease termination date of April 30, 2012. Upon occupancy, expected May 1, 1997, NAM will lease, in the aggregate, approximately 10.5% of leaseable space in the Office Towers.

         Square 254 is currently working on leasing the 50,000 square feet of space, a majority of which is on the 14th and 15th floors, which will be vacated by NAM on May 1, 1997.

         The Retail Space: The Shops at National Place is a three-story indoor mall with 71,118 square feet of space, surrounding a central atrium, which is interconnected to the retail space in the National Press Building. The space beneath the National Press Building is not owned by Square 254. Effective October 1, 1996 only the section owned by Square 254 is operated by the Rouse Company, which is not affiliated with the Partnership or its General Partners. The Rouse Company has expressed an interest in withdrawing from its lease, and Square 254 is interviewing other entities to manage the Shops. The lowest level of The Shops has both retail tenants and restaurants. The middle level has primarily retail tenants. The upper level is a food court with fast-food restaurants and large common seating areas. In addition, The Shops connect with the Hotel lobby on the lowest level along an arcade, where additional food and retail operations are located. In all, there are approximately 50 merchants currently leasing the retail space.

         The retail space is governed by a lease between Square 254 as Lessor and the Rouse Company of the District of Columbia as Lessee. The original term of the lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease). Payments to Square 254 under the lease are dependent on and a function of net cash flow from the retail space. The parent corporation of Rouse guaranteed Rouse's payment of minimum annual fixed rent of $18 per square foot to Square 254 for the first three years. The Base Rent is $1,368,100 (or approximately $19 per square foot). The Additional Rent of $202,440 (or approximately $3 per square foot) is the amount of the increase in the annual lease payment because the net cash flow during the first two years of operation was below $18 per square foot. The Percentage Rent is 67% of net cash flow in excess of the aggregate of the Base Rent and the Additional Rent up to $30.56 per square foot plus 72% of net cash flow in excess of $30.56 per square foot up to $37 per square foot and 63% of net cash flow in excess of $37 per square foot. No Percentage Rent was paid to Square 254 in 1996 or 1995. In addition any increase in rent under the ground lease due to a redevelopment that materially changes the market area will raise the fixed annual rent by 7% of such increase.

         The National Theater: The National Theater is a seven-story structure whose auditorium holds approximately 1,600 seats. It was built in 1885 with substantial renovations in 1922 and 1984.
The National Theater is leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater.

         Revenue received by Square 254 from the National Theater was $66,816 and $65,607 in 1996 and 1995, respectively.

     Square 254 entered into a lease with the New National Theatre Corporation with an initial term of 35 years, plus renewal options extending throughout the 99-year term of the ground lease. The lease commenced on December 29, 1980. Under the lease, Square 254 agreed to reconstruct and renovate the National Theatre Building, and the New National Theatre Corporation (the "Corporation") agreed to operate the National Theatre, primarily for the production of live, non-media drama presentations. The Corporation has contracted with the New York-based Shubert organization to provide established Broadway shows. The Corporation pays annual base rent under the lease plus $25,000 multiplied by the percentage increase in the Consumer Price Index for the District of Columbia (the "CPI"). The Corporation has the right to renew the lease for five ten-year terms and one fourteen-year term. Rent during the first two renewal terms will consist of annual base rent and additional rent equal to the greater of (a) the annual base rent multiplied by the percentage increase in the CPI for that year or (b) 1% of the increase in the Corporation's gross receipts for that year over the annual average of gross receipts for the preceding three years. Rent is to be renegotiated by the parties after 55 years and decided by arbitration if necessary.

     The Parking Garage: The Parking Garage is a 400-car, underground parking facility consisting of five floors of underground parking garage facilities, together with the first floor garage entrance, driveway and ramps leading to the parking facility, containing approximately 143,662 square feet. Square 254 received $404,288 and $352,305 in revenue from the Parking Garage for the years ended December 31, 1996 and 1995, respectively.

         The Parking Garage is leased to QuikPark, Inc. under a lease effective on October 21, 1994 and terminating on April 30, 1998. The rent payable under the lease is equal to ninety-five percent of gross revenue (i.e. all receipts other than D.C. Parking Tax). The operating expenses of the Parking Garage are expenses of Square 254. Prior to the effective date of the lease with QuikPark, Inc., the Parking Garage was leased to Marriott. Under the lease with Marriott, which commenced January 1, 1986 and expired on October 20, 1994, the rental under the Marriott lease was 5% gross revenues.

         2.       National Land

         National Land was formed in 1988 for the purpose of purchasing the fee interest in the Land and the national Theater Building (collectively, the "New Properties") from the Pennsylvania Avenue Development Corporation ("PADC"). As a result, National Land became the lessor under the Ground Lease and the Theater Lease under which Square 254 is the Lessee.

         Square 254 signed a lease with the Pennsylvania Avenue Development Corporation (PADC) on September 12, 1979 (the "Ground Lease"). The commencement date for the land is September 12, 1979 and for the National Theatre building is December 29, 1980. In August 1988, National Land purchased the land and National Theatre building from PADC and assumed the Ground Lease from PADC. The term of the lease is 99 years. At the expiration of the lease, National Land will own the land and National Theatre building. Square 254 pays annual rent of $2,100,000 to National Land. Square 254 is also obligated to pay Additional Ground Lease Rent consisting of (a) $600,000 of the first $3,150,000 of net cash flow pari passu with the distribution of $2,550,000 to Square 254 and (b) 20% of all remaining net cash flow after distribution to Square 254 of an amount equal to a 12% return upon Square 254's equity in the property, if any, in excess of $15,000,000. Until there is an appraisal (which is not expected to occur during the first fifteen years), Square 254's equity will not be deemed to exceed $40,000,000. No additional Ground Lease Rent was paid by Square 254 in 1996 or 1995.

         Square 254 and National Land maintain property and liability insurance on the properties and believes such coverage to be adequate.

         Partnership Agreement Amendment

         In August 1995, the Managing General Partner amended Section 12.4 of the Registrant's partnership agreement to clarify and remove any ambiguities pertaining to the requirements for calling and voting at a meeting of Investor Limited Partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Investor Limited Partners holding not less than 10% of the outstanding Units.

         Competition

         National Place is affected by and subject to the general competitive conditions of the lodging industry and commercial real estate. In addition, National Place is located in an area which contains numerous other properties which may be considered competitive. The varying cycles of Congress (when in session and when elections are held) cause fluctuations in the Washington D.C. hotel market.

         Change in Control

     On December 22, 1994, control of the General Partners was transferred from Arthur J. Halleran, Jr. and Jonathan W. Wexler to Nomura Asset Capital Corporation ("Nomura"). Mr. Halleran had been the sole general partner of Linneaus Associates and Messrs. Halleran and Wexler had been the general partners of Linnaeus- Lexington. Pursuant to an Investment Agreement with Nomura, Mr. Halleran and certain other individuals who comprise the senior management of WFA, including Mr. Wexler, agreed to the transfer the Linnaeus
Associates general partner interest to W. L. Realty, L.P. and transfer the Linnaeus-Lexington general partner interest to WFA.

     On July 18, 1995, in an event subsequent to the submission of the original Partnership Annual Report on Form 10-KSB for the year ended December 31, 1994, control of the General Partners was transferred by Nomura to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In connection with this transaction,

Messrs. Halleran and Wexler resigned as a director and officer of, among others, the General Partners.

     The general partner of W. L. Realty, L. P. is Londondarry Acquisition II, L.P. The general partner of Londondarry Acquisition II, L.P. is LDY - GP Partners II, L.P. The general partner of LDY - GP Partners II, L.P. is Londondarry Acquisition Corporation II, Inc. Apollo owns 100% of the stock of Londondarry Acquisition Corporation II, Inc.

Employees

     The Registrant does not have any employees. Services are performed for the Partnership by the General Partners and agents retained by it. In addition, the Partnership has retained Winthrop Financial Co., Inc., to perform certain administrative services for the Partnership. For these services, Winthrop Financial Co., Inc., is entitled to receive an annual fee of $300,000. As of December 31, 1996, Winthrop Financial Co., Inc., has been paid its fee for 1996 and a portion of its accrued fee for the period 1984 through 1995.

Item 2.  Description of Properties

         The Partnership owns no property other than its interest in Square 254 and NPLLP. The Operating Partnerships own no property other than the Properties and the New Properties, which are described under Item 1 above.

     The annual realty taxes for the Properties in 1996 were $3,170,677.

Item 3.  Legal Proceedings

         To the Partnership's knowledge, there are no material pending legal proceedings to which the Partnership is a party or of which any of its property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         There is no public trading market for the Units. Trading in the Units is infrequent and occurs solely through private transactions. In addition, transfers of Units are subject to limitations contained in the Partnership's partnership agreement, including a requirement that the General Partners consent thereto which consent may be granted or withheld in the General Partners' sole discretion. The Partnership's partnership agreement was filed as Exhibit 3(a) to the Partnership's Registration Statement on Form 10 filed on April 30, 1985, as amended thereafter (the "Partnership Agreement"). As of March 15, 1997, there were approximately 714 holders of 600 outstanding Units.

         The Partnership Agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified portions at reasonable intervals during the fiscal year, but in any event not less often than annually no later than 90 days after the end of the fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow. There have been no cash distributions paid or accrued since the inception of the Partnership. It is not anticipated that the Partnership will be able to make distributions to its Limited Partners, if at all, prior to 1999.

         The Operating Partnership made distributions to the Partnership during 1996 totaling $3,163,926. Certain fees, loans and interest due to affiliates were repaid from this distribution. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation

Liquidity and Capital Resources

     The Partnership's only assets consist of its general partnership interests in Square 254 and National Land. There are no known trends, demands, commitments, events or uncertainties that will result in the Partnership's liquidity increasing or decreasing in any material way. Prior to 1996, the Partnership received no cash distributions from the Operating Partnerships. As a result, the Partnership had relied on loans from affiliates as its primary source of liquidity. In order to satisfy its administrative and other expenses, affiliates of the General Partner have made interest-free loans to the Partnership for administrative expenses, an interest-bearing loan related to the Partnership's interest in National Land and Winthrop Management has agreed to defer its fees. As of December 31, 1996, all loans from the General Partner have been fully repaid and the Partnership owed $3,300,000 to Winthrop Financial Co., Inc., for unpaid asset management fees. In 1996, the Operating Partnership had sufficient revenue to make distributions to the Partnership totaling $3,163,926. These distributions were used to satisfy certain of the fees, loans and interest due on the affiliate loans. In January 1997, the Partnership paid Winthrop's 1997 fee of $300,000 and reduced the $3,300,000 accrued fee balance by $500,000. The balance of the distribution was retained as Partnership reserves. Square 254 is not expected to make any future distributions until December 1997, if any, depending upon property operating results in 1997. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from Square 254 will be used to repay unpaid asset management fees after payment of administrative expenses of the Partnership.

         In the future, the Partnership will continue to require cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnership. The Partnership has made no commitments for capital expenditures as of December 31, 1996.

         Based on (i) Square 254's budget for 1997 which shows sufficient reserves at year-end 1997 for a cash distribution in 1997 and (ii) Square 254 anticipation of a refinancing of its debt at lower interest rates in 1997 with a resulting decrease in interest expense in future years, the General Partners believe that Square 254 will continue to generate sufficient cash flow to distribute cash to the Partnership on a consistent basis in the foreseeable future. However, the ability of Square 254 to generate sufficient cash flow is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will continue to be able to make distributions to its partners.

         In addition to the affiliate loans described above, the Partnership is obligated on the following loans:

         (a) In connection with the Partnership's acquisition of its interest in Square 254, the Partnership obtained a non-recourse purchase money note payable to Aetna in the principal amount of $22,000,000 (the "Aetna Loan"). The Aetna Loan bears simple interest at 15% per annum and requires no current payments until maturity in August 1999, at which time Aetna is obligated to refinance the
Note if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to Aetna's then current rate for 10-year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment. However, the Partnership may not be able to satisfy the debt service for the refinanced loan. On December 31, 1996, the outstanding balance of principal plus accrued interest on the Note was [$62,700,000).

         (b) Aetna also provided the Partnership with a $20 million line of credit (the "Aetna Line of Credit"), which expired in December 1989. The Partnership used the Aetna Line of Credit to fund its requirement to contribute its pro rata share of operating deficits incurred by Square 254. Borrowings under the Aetna Line of Credit bear interest at the annual rate of 15.5% and require no current payments until maturity in August 1999 at which time Aetna is obligated to refinance the Note if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to Aetna's then current rate for 10- year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment.

On December 31, 1996, the outstanding balance of principal and accrued interest on the Aetna Line of Credit was [$27,546,842

     (c) Two Winthrop properties, Inc., loaned the Partnership $667,000 in August 1988 (the "Winthrop Financial Loan") to fund the Partnership's acquisition of its general partnership interest in National Land. In 1996 the loan plus accrued interest was repaid in full.

     Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy the Aetna Loan and the Aetna Line of Credit at maturity. Accordingly, if the Partnership cannot refinance or modify the Aetna Loan on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interest in the Operating Partnerships through foreclosure. In addition, any distributions made by the Operating Partnerships will be applied first to satisfy the Winthrop asset management fees. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

         Square 254

     Square 254 receives room revenues from the Hotel and rental revenues from the other components of its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Square 254 had negative cash flow after payment of repairs, capital improvements and distributions to partners for the year ended December 31, 1996, as compared to positive cash flow for the year ended December 31, 1995.

         Square 254 uses working capital reserves as its primary source of liquidity. Square 254 had adequate working capital reserves to fund its operations and other expenditures through 1996.

         During 1996, the general partners of Square 254 made substantial expenditures of $3,083,686. The majority of these expenditures were made in connection with re-leasing a significant portion of the Office Towers and renovation of meeting rooms at the Hotel. Such expenditures were funded from the Operating Partnership's short-term investments and unrestricted cash reserves, which together had a balance of $9,624,733 at December 31, 1996 as well as cash generated from operation of Square 254. Each year, a portion of the gross revenue of the Hotel (currently 5% of gross revenue) is added to the Hotel replacement reserve account for the purpose of funding future capital requirements of the Hotel. The Hotel replacement reserve account had a remaining balance of $2,704,973 as of December 31, 1996. The general partners of Square 254 currently believe Square 254's short-term investments and unrestricted cash reserves will be sufficient to fund Square 254's operations and capital expenditures over the next several years. However, the ability of Square 254 to fund expenditures in the future will depend on Square 254's ability to achieve certain levels of operation. If existing reserves and future operations are not sufficient to support these expenditures, the general partners of Square 254 will evaluate the necessity of making these expenditures against the ability of Square 254 to obtain additional capital from outside lending sources and the willingness and ability of the general partners of Square to contribute additional Capital.

     Square 254 has two mortgage loans, both of which are secured by a first mortgage on its assets. The debt maturity date is in 1999 with a balloon payment in the aggregate of approximately $124 million. The aggregate mortgage balance was $125,967,692 as of December 31, 1996. See, Item 7 "Financial Statements" ,
Note 4 to the Financial Statements for a description of the terms of these loans.

         The Partnership believes that the Square 254 loans will be able to be refinanced on or prior to maturity. The Partnership is currently pursuing, along with Square 254's other two general partners, refinancing opportunities and believes that the Square 254 loans will be refinanced prior to maturity.
However, if these loans are not extended, refinanced or satisfied, or the property is not sold, it could be lost through foreclosure.

         Under the terms of the Ground Lease, Square 254 was able to defer certain amounts of its rent obligations. The deferred amount accrues interest at 12.4447% per annum. Interest and deferred rent is repaid monthly to the extent Square 254 has sufficient cash flow. In 1996 and 1995, Square 254 made payments on the deferred ground rent of principal and interest of $175,715 and $153,929, respectively. The outstanding balance of deferred ground rent on December 31, 1996 was $890,324. Square 254 is current in its obligation under the Ground Lease with respect to payment due on the deferred ground rent.

         National Land

     National Land receives revenues solely from lease payment under the Ground Lease and is responsible for debt service payments. In connection with its acquisition of the Land, National Land obtained a loan in the original principal amount of $43,101,900, which loan matures in 2018. As of December 31, 1996, the outstanding balance on this loan was $43,101,900. In addition, accrued interest on this loan totalled $32,245,634 at December 31, 1996. (See, Item 7, "Financial Statements", Note 3 to the Financial Statements of National Place Land Limited Partnership for a description of the terms of this loan.)

         In order for National Land to sell its property or refinance the loan encumbering the property, the consent of all of the general partners is required.

Results of Operations

     The Partnership's loss from operations increased from $7,666,897 for the year ended December 31, 1995 to $8,205,951 for the year ended December 31, 1996. This increase in loss from operations was due to an increase in interest expense of $658,747 which was only partially offset by a decrease in related party interest of $135,296. Interest expense increased due to increased principal and accrued interest balance on the Partnership's outstanding loans. Related party interest expense decreased due to the partial satisfaction of interest-bearing affiliate loans made during 1996 as discussed above. All other items of revenue and expense remained relatively constant.

     The Operating Partnerships' net loss increased from $5,782,475 for the year ended December 31, 1995 to $8,053,808 for the year ended December 31, 1996. This increase is primarily attributable to a decrease in rental revenue and increases in hotel operations expense, rental operations expense and interest expense. Hotel operations expense increased by $143,947 during 1996 as compared to 1995 due to increases in the cost of food, rental equipment, insurance, repairs and maintenance. Rental operations revenue decreased from $13,744,613 in 1995 to $12,777,117 in 1996 as a result of the lease for the entire sixth floor expiring in 1996. Similarly, rental operations expense increased in 1996 as compared to 1995 due to increases in depreciation and amortization, repairs and maintenance and utilities costs. As a result of an increase in interest expense from National Land and an increase in interest expense with respect to the Aetna Loan, interest expense increased $966,510 in 1996 as compared to 1995. All other items of revenue and expense remained relatively constant.

Item 7.    Financial Statements


                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)


                                TABLE OF CONTENTS

INDEPENDENT AUDITORS' REPORT

BALANCE SHEETS

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS




                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Twelve AMH Associates Limited Partnership:


We have audited the accompanying balance sheets of Twelve AMH Associates Limited Partnership (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP
Boston, Massachusetts
March 7, 1997

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                                                    1996                   1995
                                                                    ----                   ----
   ASSETS:
   Investments in Operating Partnerships
      (Note 4)                                              $    (243,620)        $   8,691,341
   Deferred financing cost, net of accumulated
      amortization of $41,109 and $37,778,
      respectively (Note 3)                                         8,891                12,222
   Cash and cash equivalents                                    1,043,786                    40
                                                           --------------    ------------------

     TOTAL ASSETS                                          $      809,057          $  8,703,603
                                                           ==============           ============

   LIABILITIES:
   Purchase Money Note, net of
      unamortized discount (Note 5)                            52,002,242            46,149,350
   Notes payable (Note 6)                                       9,873,978             9,873,978
   Accrued interest on operating
      deficit notes (Note 6)                                   17,672,864            16,121,141
   Accrued expenses                                                15,010                24,084
   Due to affiliates (Note 8)                                   3,300,000             5,018,456
                                                             ------------           -----------
                                                               82,864,094            77,187,009
                                                             ------------            ----------

   PARTNERS' DEFICIT:
   Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
      and outstanding - 600 Units                             (80,708,206)          (67,272,291)
   General partners                                           ( 1,346,831)           (1,211,115)
                                                             --------------         -------------
                                                              (82,055,037)          (68,483,406)
                                                              -------------         -------------

   TOTAL LIABILITIES AND
      PARTNERS' DEFICIT                                    $      809,057          $  8,703,603
                                                           ==============          ============


   The accompanying notes are an integral part of these financial statements.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                              1996                      1995
                                                        --------------            ----------

  EXPENSES:
   Interest (Notes 5 and 6)                             $   7,404,615              $  6,745,868
   Related party interest (Note 8)                             17,588                   152,884
   Amortization (Notes 2 and 3)                               404,630                   404,630
   Related party management fee  (Note 8)                     300,000                   300,000
   Other                                                       79,118                    63,515
                                                     ----------------             -------------

                                                            8,205,951                 7,666,897
                                                        -------------              ------------

   LOSS FROM OPERATIONS                                    (8,205,951)               (7,666,897)

   INTEREST INCOME                                              3,726                  ---

   EQUITY IN LOSSES FROM
   OPERATING  PARTNERSHIPS
      (Notes 2 and 4)                                       (5,369,406)              (3,855,159)
                                                        ---------------           --------------

   NET LOSS (Note 1)                                     $(13,571,631)             $(11,522,056)
                                                         ============               ============

   NET LOSS ALLOCATED TO
   GENERAL PARTNERS                                    $     (135,716)           $     (115,221)
                                                       ==============             ==============

   NET LOSS ALLOCATED TO
   LIMITED PARTNERS                                      $(13,435,915)             $(11,406,835)
                                                         ============               ============

   NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                               $       (22,393)          $       (19,011)
                                                      ===============            ===============
         ...........................................................

   The accompanying notes are an integral part of these financial statements.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                                 Investor
                                                  Limited               General
                                                 Partners              Partners                Total

Balance, December 31, 1994                      $(55,865,456)          $(1,095,894)         $(56,961,350)

                 Net loss                        (11,406,835)             (115,221)          (11,522,056)
                                               -------------         -------------         -------------

                 Balance, December 31, 1995      (67,272,291)           (1,211,115)          (68,483,406)

                 Net Loss                        (13,435,915)             (135,716)          (13,571,631)
                                               --------------        --------------        --------------

Balance, December 31, 1996                      $(80,708,206)          $(1,346,831)         $(82,055,037)
                                                =============          ============         =============


   The accompanying notes are an integral part of these financial statements.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                                    1996               1995
                                                                                                ----------           -------

Cash   flows   from   operating actities:

Net loss                                                                                          $(13,571,631) $(11,522,056)
Adjustments to reconcile net loss
 to net  cash  used in
 operating activities:
 Amortization                                                                                        2,957,852     2,298,775
 Equity in losses of Operating Partnerships                                                          5,369,406     3,855,159
 Interest added to loan principal on Purchase
  Money Note                                                                                         3,300,000     3,300,000
 Increase in accrued interest on operating deficit notes                                             1,551,723     1,551,723
 (Decrease)/increase in accrued expenses                                                                (9,074)       24,084
 (Decrease)/increase in due to affiliates                                                           (1,051,456)      491,995
                                                                                                  ------------     -----------

   Net cash used in operating activities                                                            (1,453,180)         (320)
                                                                                                   ------------   -------------

Cash from investing activities:

Distributions received from operating partnership                                                    3,163,926           ---
                                                                                                 -------------   --------------
   Net cash provided by investing activities                                                         3,163,926           ---
                                                                                                 -------------   --------------
Cash flows from financing activities:

Repayment of loan from affiliate                                                                      (667,000)           ---
                                                                                                 -------------     ----------------
   Net cash used in financing activities                                                              (667,000)           ---
                                                                                                 -------------     ----------------

Increase/(decrease) in cash and cash equivalents                                                     1,043,746          (320)
Cash and cash equivalents beginning of the period                                                           40           360
                                                                                                 -------------      --------------

Cash and cash equivalents end of the period                                                        $ 1,043,786        $   40
                                                                                                   ===========      ==============

Supplemental disclosure of cash flow information
    Cash paid during the year for interest                                                         $   839,872        $    -
                                                                                                   ===========      ==============

    The accompanying notes are an integral part of thesefinancial statements.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


1.  ORGANIZATION

Twelve AMH Associates Limited Partnership (the "Partnership") was organized as a Massachusetts limited partnership under the Massachusetts Uniform Limited Partnership Act on April 24, 1984, for the purpose of acquiring a 66.667% general partnership interest in Square 254 Limited Partnership ("Square 254"), a District of Columbia limited partnership organized in 1979. On August 31, 1984, the Partnership acquired the interest in Square 254 from The Aetna Casualty and Surety Company, a Connecticut corporation ("Aetna").

Square 254 has developed and presently owns and operates a multiple use complex known as "National Place", located at 1331 Pennsylvania Avenue, N.W., Washington D.C. National Place consists of the 772-room J.W. Marriott Hotel, a retail area containing 71,000 square feet, office towers containing 418,000 net rentable square feet, a 400-car parking garage and the 1,600-seat National Theatre which is subleased to a not-for-profit organization. Square 254 leased the land on which National Place is situated and the National Theater Building on a long term basis from the Pennsylvania Avenue Development Corporation through August 11, 1988, after which it has been leased from National Place Land Limited Partnership as described below. The Partnership will terminate on December 31, 2090, or sooner, in accordance with the terms of the Partnership Agreement. The general partners of the Partnership are Two Winthrop Properties, Inc. and Linnaeus Lexington Associates Limited Partnership. The general partners of Square 254 are Quadrangle Development Corporation, a Delaware corporation, Marriott Corporation, a Delaware corporation, and the Partnership.

The general partners have contributed $20 in respect of their general partnership interests in the Partnership. On August 31, 1984, the Partnership admitted investor limited partners who subscribed for a total of 600 Units, representing capital contributions of $57,750,000. Pursuant to the terms of the Partnership Agreement, profits or losses and cash distributions (after certain priority distributions) are allocated 99% to the investor limited partners and 1% to the general partners, respectively. Profits or losses and cash distributions resulting from the sale or refinancing of the Partnership's interest in Square 254 will be allocated 70% to the investor limited partners and 30% to the general partners after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital.

National Place Land Limited Partnership (the "Land Partnership" or "NPLLP") was organized on August 8, 1988 to acquire and lease both the land underlying the National Place complex (the "Land") and the National Theater Building for an aggregate purchase price of $43,101,900. As owners of the Land, The Land Partnership partners became lessors under the 99 - year lease of the Property (the "Lease") to Square 254 described in the Confidential Memorandum dated June 11, 1984 (the "Confidential Memorandum"). Square 254, as lessee, remains obligated under the Lease to pay rent to the Land Partnership, as lessor. The rent payments under the Lease to the Land Partnership provide the cash flow which will service the acquisition debt incurred by the Land Partnership in connection with the purchase of the Land. The Partnership has a 66.67% general partnership interest in the Land Partnership.

Each of the partners of NPLLP contributed to the capital of NPLLP its pro rata share of the approximately $1,000,000 of expenses incurred in connection with the purchase of the Land and the closing of the $43,101,900 loan from AEW Trust #136, a trust funded by certain pension funds. As security for this loan, the lender received a first priority deed of trust in the property of NPLLP. The partners of NPLLP (including the Partnership) also pledged a portion of their respective partnership interests in Square 254 to the lender. In addition, the Partnership granted to Aetna a security interest in the Partnership's interest in NPLLP. The Partnership's pro rata share of NPLLP's initial capitalization was $667,000, which was loaned by Two Winthrop Properties, Inc. to the Partnership at an interest rate of the then current rate for five year U.S. Treasury Notes plus 250 basis points. This loan was repaid from the first available cash flow from operations of the Partnership in 1996. Net profits and losses of NPLLP are to be allocated among partners in proportion to their respective partnership interests.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statements

The Partnership prepares its financial statements using the accrual basis of accounting. The Partnership, as an investor partnership, accounts for its investments in Square 254 and NPLLP (together, the "Operating Partnerships") using the equity method. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnerships' results of operations and by distributions received. Costs relating to the acquisition and selection of the investments in the Operating Partnerships are capitalized to the investment account and amortized over forty years. Costs in excess of the Partnership's initial basis in the net assets of Square 254 (approximately $14,800,000) are also amortized over forty years. The accounting books and records of the Operating Partnerships are maintained using the accrual basis of accounting.

Cash and Cash Equivalents

Investments in a money market account are considered to be cash equivalents for financial reporting purposes.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    Deferred Costs

Amortization of deferred financing cost is computed using the straight-line method over the term of the Purchase Money Note.

Income Taxes

No provision for income taxes is reflected in the accompanying financial statements of the Partnership. Partners are required to report on their individual tax return their allocable share of income, gains, losses, deductions and credits of the Partnership.

Syndication Costs

Each investor limited partner's capital account has been reduced by the partner's pro-rata share of syndication costs incurred by the Partnership.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.       DEFERRED FINANCING COSTS

The following is a summary of deferred costs at December 31:

                                            Amortization
                                               Period                 1996              1995
                                          -----------------      -------------     ---------

Financing fee, at cost                         15 years         $   50,000           $   50,000


Less:  Accumulated amortization                                    (41,109)             (37,778)
                                                               ------------           ----------

Unamortized costs                                              $     8,891           $   12,222
                                                               ===========           ==========

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


4.   INVESTMENTS IN OPERATING PARTNERSHIPS

     The Partnership's Investments in the Operating Partnerships are summarized as follows:

                                                                 Square 254           NPLLP

     Balance, December 31, 1994                                 $27,473,561          $14,525,765)

     Amortization                                                  (401,296)          ---
     Equity in losses of Operating Partnerships                    (364,860)          (3,490,299)
                                                                -----------       --------------

     Balance, December 31, 1995                                  26,707,405          (18,016,064)

     Distribution from Operating Partnership                     (3,163,926)          ---
     Amortization                                                  (401,629)          ---
     Equity in losses of Operating Partnership                   (1,482,581)          (3,886,825)
                                                               -------------     ---------------

     Balance, December 31, 1996                                 $21,659,269         $(21,902,889)
                                                                ===========          =============

     The condensed financial statements and condensed notes to financial statements of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

     CONDENSED BALANCE SHEETS
                                                                      December 31,             December 31,
                                                                         1996                      1995
     Assets

     Rental property, net of accumulated
        depreciation of $68,625,745 and
        $63,526,534, respectively                                     $123,685,019            $128,279,482
     Land                                                               39,123,872              39,123,872
     Cash, cash equivalents and replacement
        reserve                                                          9,625,610              10,415,296
     Accounts receivable, net of allowance
     for doubtful accounts of $100,000 and
        $100,000, respectively                                           3,029,051               4,172,808
     Deferred costs, net of accumulated amortization
        of $146,955 and $127,764, respectively                             424,968                 444,159
     Other assets                                                        3,895,486               4,682,468
                                                                   ---------------            ------------

     Total Assets                                                     $179,784,006            $187,118,085
                                                                      ============            ============


Liabilities and Partners' Capital (Deficit)

Liabilities:
     Notes payable                                                   $ 201,315,227            $196,253,535
     Accounts payable                                                    3,114,483               3,275,024
     Other liabilities                                                     407,006                 588,428
                                                                 -----------------        ----------------

                                                                       204,836,716             200,116,987
Partners' Capital (Deficit):
     Twelve AMH Associates
         Limited Partnership                                           (10,687,727)             (2,154,395)
     Other partners                                                    (14,364,983)            (10,844,507)
                                                                     ---------------          -------------
     Total Liabilities and Partners'
        Capital (Deficit)                                            $ 179,784,006            $187,118,085
                                                                     ==============           ============



4.   INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

     CONDENSED STATEMENTS OF OPERATIONS

                                                            For the Years Ended December 31,

                                                             1996                       1995
                                                      ------------------        ------------

     Revenue:
        Hotel operations                                 $ 54,916,902              $ 54,850,569
        Rental operations                                  12,777,117                13,744,613
        Other                                                 506,124                   679,794
                                                      ---------------           ---------------

                                                           68,200,143                69,274,976
                                                        -------------             -------------
     Expenses:
        Hotel operations                                   44,516,630                44,372,683
        Rental operations                                   8,953,515                 8,395,923
        Interest                                           22,783,806                22,287.858
        Other                                                  ---                          987
                                                 --------------------        ------------------

                                                           76,253,951                75,057,451
                                                       --------------             -------------

     Net loss                                            $ (8,053,808)             $ (5,782,475)
                                                          =============             ============

     Net loss allocated to Twelve AMH
        Associates Limited Partnership                   $ (5,369,407)             $ (3,855,159)
                                                          =============             ============

     Net loss allocated to other partners                $ (2,684,401)             $ (1,927,316)
                                                          =============             ============

                                     TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                                           NOTES TO FINANCIAL STATEMENTS
                                            DECEMBER 31, 1996 AND 1995


4.   INVESTMENTS IN OPERATING PARTNERSHIPS (CONTINUED)

     CONDENSED NOTES TO FINANCIAL STATEMENTS OF THE OPERATING
     PARTNERSHIPS

     A.   Summary of Significant Accounting Policies

     Rental Property

     Square 254 and NPLLP have adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Operating Partnership's financial position, the results of its operations or its cash flows.

     Rental property includes building costs, lease costs and furniture, fixtures and equipment. Building costs are recorded at cost and are composed of the J.W. Marriott Hotel and National Place. Depreciation is computed using the straight-line method over 40 years commencing when the component is placed in service. Depreciation and amortization expense amounted to $7,697,341 and $7,557,237 for 1996 and 1995, respectively.

     Lease costs include costs of tenant improvements, renovation of the National Theater and office space leasing costs. Such amounts are amortized over the lesser of the term of the related lease or the life of the asset, generally five to ten years, using the straight-line method.

     Furniture, fixtures and equipment is recorded at cost. Depreciation is computed based on the useful lives of the assets, generally five to ten years, using the straight-line method.

     Deferred Financing Costs

     Costs incurred in obtaining permanent loan financing are amortized on a straight-line basis over the term of the loans.

     Revenue Recognition

     Base rental revenue is reported for financial statement purposes using the straight-line method over the terms of the respective leases. Square 254 records unbilled rent receivable representing the amount that straight-line rental revenue exceeds rents collectible under the lease agreements.

     Square 254 considers current information and events regarding the tenants' ability to repay their obligations in determining if unbilled rent receivable is impaired. When it is probable that Square 254 will be unable to collect all rents due according to the contractual lease terms, unbilled rent receivable is considered to be impaired. The amount of the impairment is measured based on the present value of expected future cash flows. Impairment losses are recorded through a loss on the write-off of assets. Cash receipts on impaired unbilled rent receivable are applied to reduce the remaining outstanding balance and as rental revenue, thereafter.

     Revenues from hotel operations are recorded when earned, in accordance with accrual basis accounting.

     Income Taxes

          No provision has been included in the financial statements for federal income taxes since income or loss of the Operating Partnerships is required to be reported by the respective partners. The Operating Partnerships are subject to local franchise taxes.

          Certain  items  are  treated   differently  for  financial   statement
          reporting and tax return purposes.

     Cash Equivalents

     For financial statement purposes, the Operating Partnerships consider cash in the hotel replacement reserve account and funds invested in money market accounts (that have maturities of three months or less) to be cash equivalents.

     The hotel replacement reserve account is equal to 5 percent of the hotel's gross revenues per year with the balance limited to 3.5 percent of gross revenue for the preceding three years. The cash is not restricted.

     Use of Estimates

     Square 254 and NPLLP have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     Reclassification

          Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

B.   Notes Payable

The Aetna Life Insurance Company has provided permanent loan financing to Square
254. The terms of the loans are as follows:

                                                                                          1996             1995
                                                                                          ----             ----
    15-year permanent loan at 11 5/8% interest.  Principal and interest payments of $1,178,000 are due monthly based on a 38-year amortization  schedule. The current interest rate is subject to upward adjustment effective June 1996 to a new rate not to exceed 13 5/8% per annum. The loan is due July 1999 with a balloon payment of approximately $114,400,000 plus accrued interest thereon.
    The loan may be prepaid on or after July 1996 with a  prepayment  premium of
    3%. Such premium is reduced by 1% each year.  However,  if the interest rate is adjusted upward, as mentioned above, the loan may be prepaid without
    penalty.                                                                           $116,208,875       $116,797,851

    15-year  permanent loan at 13% interest.  Principal and interest payments of
    $109,200 are due monthly based on a 38-year amortization  schedule. The loan is due in May 1999 with a balloon payment of  approximately  $9,650,000 plus accrued interest thereon.  The loan may be prepaid on or after May 1996 with
    a
    prepayment premium of 3%.  Such premium is reduced by 1% each year.                   9,758,817          9,797,773
                                                                                     ---- ---------  ----    ---------

                                                                                        125,967,692        126,595,624

The above loans are secured by the building and tenant improvements. There are no restrictive covenants or provisions on the loans. Square 254 has estimated the fair value of its notes payable at December 31, 1996 to be $143,130,000 by discounting the future cash flows under the notes payable using borrowing rates currently available to the Partnership for notes with similar terms and maturities.

    NPLLP has obtained long term financing from the AEW Trust #136 as follows:

    30-year  permanent  loan at 11% interest and  additional  interest  based on
    NPLLP's  net cash  flow,  as defined in the loan  agreement.  Payment  terms include monthly interest payments of $187,827, with any unpaid base interest in excess of the minimum  monthly  interest  payment  deferred  and added to principal, up to a maximum principal outstanding of $300,000,000. All unpaid principal and interest is due in August 2018, including "shared appreciation interest," which is based on the capitalized  value of the land lease and on the  lender's  required  rate of  return.  The note is  secured  by  NPLLP's interest in the land lease. Also, NPLLP's partners have assigned portions of their interests in Square 254 Limited Partnership as additional collateral.
                                                                                         75,347,535         69,657,911

                                                                                       $201,315,227       $196,253,535





4. INVESTMENTS IN OPERATING  PARTNERSHIPS (CONTINUED)

C.  Related Party Transactions

Square 254 has entered into a contract for hotel management services with Marriott Corporation ("Marriott"), a general partner of the Operating Partnerships, which has an initial term of 30 years commencing with the opening date of the hotel and four 10-year renewal options. Under the terms of the management agreement, the Marriott Corporation will retain a fee equal to 20% of the operating profit of the hotel subject to certain deferrals, with the 80% balance of the operating profit to be paid to Square 254. This fee amounted to $2,887,889 and $2,887,495 in 1996 and 1995, respectively. There were no deferred payments due under this agreement as of December 31, 1996 and 1995. In addition, the Marriott Corporation earns an amount equal to 3 percent of gross revenues to cover costs and expenses incurred as managing agent. This fee amounted to $1,647,507 and $1,642,075 in 1996 and 1995, respectively. Total fees earned by Marriott under this contract amounted to $4,535,396 and $4,529,570 in 1996 and 1995, respectively.

Square 254 has entered into a contract for partnership management services with QDC Property Management, Inc., an affiliate of Quadrangle Development Corporation ("QDC"), a general partner of the Operating Partnerships. Under the terms of the agreement, which is in effect until April 1999, the management company will be paid a fee equal to 3 percent of the gross receipts from the rental of National Place office space but not less than $5,000 per month. Additionally, for common area management services, QDC Property Management Inc. is to be paid an annual base fee of $100,000 with increases tied to the Consumer Price Index. Management fees earned by QDC Property Management, Inc. amounted to $408,006 and $369,477 for the years ended December 31, 1996 and 1995, respectively.

Square 254 reimburses Quadrangle Management Corporation ("QMC") for certain costs incurred by QMC on its behalf, such as engineering, janitorial, and tenant services. Total reimbursable costs paid to QMC were $633,550 and $601,364 in 1996 and 1995, respectively.

Square 254 entered into a garage management agreement with Quik Park, Inc., an affiliate of QDC, which expires in 2004. Quik Park earns a management fee of 5 percent of gross garage revenue. Fees amounted to $82,618 and $81,356 for 1996 and 1995, respectively.

On September 12, 1979, Square 254 entered into a 99-year land lease agreement with Pennsylvania Avenue Development Corporation ("PADC"), a wholly owned subsidiary of the United States government. The lease was subsequently assumed by NPLLP on August 11, 1988 in connection with the purchase of the leased land and deferred rent by NPLLP. The lease provides for a basic annual rent of $2,100,000 payable in equal monthly installments and rebates and other rent deferrals based on the Partnership's compliance with certain criteria stated in the lease. The deferred portion accrues interest at 12.4447 percent, compounded monthly. Payments on the deferred rent and accrued interest are payable to NPLLP in equal monthly installments over a 36 year period which began in May 1984. Square 254 has the option to prepay any or all of the deferred rent or accrued interest thereon. Additionally, the lease provides for additional rental payments when net cash flow is achieved. No additional rent was due for 1996 or 1995 since there was no net cash flow, as defined in the lease agreement.

   The effects of this lease have been eliminated for purposes of the condensed financial statement information presented above.

5. PURCHASE MONEY NOTE

   In 1984, the Partnership acquired Aetna's 66.667% general partnership interest in Square 254. The purchase price of $60,000,000 for the interest was evidenced by a cash payment of $38,000,000 and a nonrecourse purchase money promissory note ("Purchase Money Note") of $22,000,000. The Purchase Money Note is secured by the Partnership's investment in Square 254 as well as a security interest in the Partnership's interest in NPLLP. The Purchase Money Note bears simple interest at a rate of 15% per annum, with all interest payable at maturity, August 31, 1999. In the event that the Partnership wishes to refinance outstanding principal and interest under the note at maturity and the Partnership is unable to refinance with another financial institution on terms then prevailing in the market, Aetna has agreed to refinance outstanding principal and interest at prevailing market rates for a term of not less than 10 years. In accordance with generally accepted accounting principles, the Partnership has discounted the Purchase Money Note at an imputed interest rate of 12%, compounded monthly. The Purchase Money Note outstanding at December 31 is as follows:

                                                                     1996                       1995
                                                                     ----                       ----
                Purchase Money Note,
                      including accrued interest               $62,700,000                 $59,400,000
                Less: Unamortized discount                     (10,697,758)                (13,250,650)
                                                                -----------                -----------

                                                               $52,002,242                 $46,149,350
                                                               ===========                 ===========

   In 1996, the Purchase Money Note was sold by Aetna to another insurance company.

   It is not practicable to estimate the fair value of the note due to the nature of the instrument and the absence of quoted market prices for similar financial instruments.

6.   NOTES AND FEES PAYABLE

     The Partnership entered into an Operating Deficit Guarantee Agreement with Aetna which required Aetna to lend to the Partnership an aggregate amount of up to $20,000,000, as needed by the Partnership, which in turn contributed or loaned such amounts to Square 254. The Partnership's ability to borrow under this agreement expired on December 31, 1989. No contributions have been made since 1987 when the Partnership contributed $1,124,678 to fund Square 254's operating deficits. Advances under the Operating Deficit Guarantee Agreement ("Operating Deficit Notes") bear interest at the rate of 15.5% per annum and are due and payable together with interest on or before August 31, 1999. In the event that the Partnership wishes to refinance outstanding principal and interest under the note at maturity and the Partnership is unable to refinance with another financial institution on terms then prevailing in the market, Aetna has agreed to refinance outstanding principal and interest at prevailing market rates for a term of not less than 10 years. The outstanding balance of these advances was $9,873,978 as of December 31, 1996 and 1995. The balance of the accrued interest on these advances was $17,672,864 and $16,121,141 as of December 31, 1996 and 1995, respectively.

     In 1996, the Operating Deficit Notes were sold by Aetna to another insurance company.


     It is not practicable to estimate the fair value of the notes due to the nature of the instruments and the absence of quoted market prices for similar financial instruments.

7.   TAXABLE LOSS

     The Partnership's tax basis net loss for the years ended December 31, 1996 and 1995 differs from the net loss for financial reporting purposes primarily due to differences in the recognition of depreciation and capitalized costs. A reconciliation of net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1996 and 1995 follows:

                                                                     1996                 1995
                                                               ----------------      ---------
         Net loss for financial
              reporting purposes                                  $(13,571,631)      $(11,522,056)
         Amortization of the
              costs in excess of the Partnership's
              initial basis in the net assets of
              an Operating Partnership                                 370,046            370,046
         Expenses accrued and
              payable to related parties not
              deductible until year of payment
              for tax purposes                                        (100,000)          300,000
         Interest expense on the Purchase Money
              Note utilizing the simple interest
              method for tax purposes                                2,552,892          1,894,145
         Non-deductible expenses for tax
              purposes                                                     388              1,233
         Amortization of costs                                         (19,062)           (19,062)
         Equity in Operating Partnerships' financial
              statement loss in excess of tax loss (tax
              loss in excess of financial statement loss)               88,470         (1,115,831)
         Depreciation of basis
              adjustment under Section 708 of the
              Internal Revenue Code                                 (1,898,459)        (1,898,459)
                                                                  --------------     --------------

         Tax basis net loss                                       $(12,577,356)      $(11,989,984)
                                                                   ============       ============


    Partners capital (deficit) account balances for federal income tax purposes were $(147,921,553) and $(135,344,197) as of December 31, 1996 and 1995,
    respectively.

8.   TRANSACTIONS WITH AFFILIATES

          The Partnership's transactions with the general partners and their affiliates include the following:

          Expenses  for  1996 and  1995  include  an  annual  management  fee of
          $300,000 earned by an affiliate of a General Partner. Unpaid management fees payable to this affiliate amounted to $3,300,000 and $3,400,000 at December 31, 1996 and 1995, respectively.

          The Partnership obtained a loan from Two Winthrop Properties, Inc. for $667,000 which was used to fund the Partnership's share of the initial capitalization of NPLLP (see Note 1). The loan matured on September 1, 1993 and bears interest at 11.44%. Two Winthrop Properties, Inc. had extended the maturity date to December 31, 1996. Accrued interest on this advance amounted to $822,284 at December 31, 1995. In 1996, the Partnership repaid Two Winthrop Properties, Inc. all outstanding loan principal and accrued interest. Total loan interest expense was $17,588 and $152,884 for the years ended December 31, 1996 and 1995, respectively.

          Winthrop Financial made non-interest bearing advances for the payment of professional fees. Outstanding advances amounted to $129,172 at December 31, 1995. All outstanding amounts were repaid in 1996.


9.     LIQUIDITY

     During 1996, the Partnership received $3,163,926 of cash distributions from the Operating Partnerships. These funds are being used primarily to repay amounts that had been advanced by affiliates and to pay fees that had been accrued to affiliates. Prior to 1996, the Partnership relied on loans from affiliates as its primary source of liquidity. In the future, the Partnership will continue to require cash to repay amounts due to affiliates, pay management fees and to pay general and administrative expenses and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnerships. To the extent required, affiliated entities have agreed to provide funds to the Partnership in an amount sufficient to satisfy the Partnership's operating requirements.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                                     PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
Act.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name and Age                 Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer        7-95

Jeffrey Furber               Executive Vice President       7-95
                             and Clerk

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; Winthrop Apartment Investors Limited Partnership.

         Except as indicated above, neither the Partnership nor Two Winthrop has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of Two Winthrop.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.          Executive Compensation

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See Item 13, "Certain Relationships and Related Transactions").

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

         (a)      Security Ownership of Certain Beneficial Owners.

         Two Winthrop and Linnaeus own all the outstanding general partnership interests in the Partnership. As general partners, they are entitled in the aggregate to 1% of the Partnership's net income or loss for tax purposes, and, after certain priority distributions, 1% of cash flow. In addition, after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital, the General Partners are entitled to 30% of the proceeds of a capital transaction in connection with the liquidation or termination of the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1997.

         The Partnership is a limited partnership and has issued Units of limited partnership interest. The Units are not voting securities, except that the consent of the Limited Partners is required to approve or disapprove certain transactions, including the removal of a General Partner, certain amendments to the Partnership Agreement, the dissolution of the Partnership or the sale of all or substantially all of the assets of the Partnership. No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units.

         (b)      Security Ownership of Management.

         None of the officers, directors or partners the General Partners beneficially own any Units as of the date hereof.

         (c)      Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.          Certain Relationships and Related Transactions

         (a)      Transactions with management and others

         Pursuant to the terms of the Partnership Agreement, the General Partners and their affiliates are entitled to receive certain cash distributions and allocations of taxable income or loss from the Partnership. In addition, the General Partners and their affiliates are entitled to various fees in connection with the offering and the operations of the Partnership.

     The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership accrued for the account of the General Partners and their affiliates for the years ended December 31, 1996 and 1995:

Entity                   Compensation             1996            1995
------                   ------------             ----            ----


Winthrop Financial      Partnership             $300,000       $300,000
Co., Inc.

Winthrop Financial      Various Fees            $   -             $   -
  Co., Inc.             and Interest(1)

(1) Associated with the original offering of limited partnership interests in the Partnership.

     For the years ended December 31, 1996 and 1995, the Partnership allocated $62,886 and $59,950, respectively, of taxable losses to Two Winthrop in accordance with its interest in the Partnership. For the years ended December 31, 1996 and 1995, the Partnership allocated $62,886 and $59,950, respectively, of taxable losses to Linnaeus in accordance with its interest in the Partnership.

         In 1988, Two Winthrop loaned the Partnership $667,000 to provide the necessary funds to pay the Partnership's initial capital contribution to National Land. This loan was paid in full in April 1996.

     From 1984 through 1995, Winthrop Financial Co., Inc., agreed to the Partnership's deferral, on an interest-free basis, of the payment of an annual partnership management fee for administrative and investor services in the amount of $300,000. In 1996, Winthrop Financial Co., inc., received its $300,000 current fee and $100,000 of its accrued fees.

         Since 1992, First Winthrop Corporation has made interest-free advances to the Partnership to fund administrative costs. These advances totaled $39,111 in 1995, and at December 31, 1995 the total amount of advances outstanding was $129,172. These interest free advances were repaid in full in February 1996.

         Total management fees earned by Marriott and paid by Square
254 for managing and operating the J. W. Marriott Hotel, amounted to $4,535,396 and $4,529,570 in 1996 and 1995, respectively. Total management fees earned by Quadrangle and paid by Square 254 for managing the Office Towers and common area amounted to $408,006 and $369,477 for the years ended December 31, 1996 and 1995, respectively. Effective October 22, 1994, QuikPark, Inc., an affiliate of Quadrangle, assumed management of the garage and earned fees of $82,618 and $81,356 in 1996 and 1995, respectively, which amounts were paid by Square 254 for managing and operating the parking garage. All transactions described are on the same terms as would have been obtained from unrelated third parties.

                                                      PART IV

Item 13.          Exhibits and Reports on Form 8-K.


(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None

                           SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                          TWELVE AMH ASSOCIATES LIMITED
                          PARTNERSHIP

                          By:  Two Winthrop Properties, Inc.
                               Managing General Partner


                                 By: /s/ Michael L. Ashner
                                             Michael Ashner
                                             Chief Executive Officer

                                       Date:  March 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name              Title                  Date

/s/ Michael Ashner          Chief Executive        March 29, 1997
------------------
Michael Ashner              Officer and Director


/s/ Edward V. Williams      Chief Financial        March 29, 1997
Edward V. Williams          Officer

                                                   EXHIBIT INDEX

Exhibit No.            Document                              Page


  3(a) Form of Amended and Restated Limited Partnership Agreement of the Partnership (incorporated by reference to Exhibit 3 to the Partnership's Registration Statement on Form 10 dated April 30, 1985, as thereafter amended)

  3(b) Certificate of Limited Partnership of National Place Land Limited Partnership dated August 2, 1988 (incorporated by reference to
           Exhibit 3(h) to the Partnership's Annual Report on Form 10-K for the year ended December
           31, 1988)

  3(c) Agreement of Limited Partnership of National Place Land Limited Partnership dated August 8, 1988 (incorporated by reference to
           Exhibit 3(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1988)

  3(d) Amendment to Amended and Restated Limited Partnership Agreement of the Partnership dated August 23, 1995 incorporated by reference to the Partnership's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 1995.

  4        See Exhibit 3 above

 10(a) Form of Amended and Restated Limited Partnership Agreement of Square 254 Limited Partnership (incorporated by reference to Exhibit 10(a) to the Registration Statement)

   (b)     Leasing  Agreement  dated as of  March 3,  1984  between  Square  254
           Limited   Partnership   and   Quadrangle   Development    Corporation
           (incorporated by reference to Exhibit 10(b) to the Registration Statement)

                     (c) Management Agreement dated as of June 6, 1984 between Square 254 Limited Partnership and Quadrangle Development Corporation (incorporated by reference to Exhibit 10(c) to the Registration Statement)

   (d)     Garage Lease dated June 6, 1984 between
           Square 254 Limited Partnership and
           Quickpark, Inc. (incorporated by reference to Exhibit 10(d) to the Registration Statement)

   (e) Pennsylvania Avenue Hotel Management Agreement dated as of July 23, 1984 between Square 254 Limited Partnership and Marriott Corporation (incorporated by reference to Exhibit 10(e) to the Registration Statement)

10(f)      Lease  dated   September   12,  1979  between   Pennsylvania   Avenue
           Development Corporation ("PADC") and Square 254 Limited (incorporated by reference to Exhibit 10(f) to the Registration Statement)

   (g) Lease dated April 24, 1984 between Square 254 Limited Partnership and The Rouse Company of the District of Columbia (incorporated by reference to Exhibit 10(g) to the Registration Statement)

   (h)     Pennsylvania Avenue Technical Services
           Agreement between Square 254 Limited
           Partnership and the Marriott Corporation
           (incorporated by reference to Exhibit 10(h) to the Registration Statement)

   (i)     Credit and Security Agreement dated
           August 31, 1984 between Citibank, N.A.
           and the Partnership (incorporated by
           reference to Exhibit 10(i) to the Registration
           Statement)

   (j) Sublease dated May 26, 1982 by and between Square 254 Limited Partnership and New National Theatre Corporation incorporated by reference to Exhibit 10(j) to the Registration Statement)

   (k)     Inducement Agreement dated as of August 2,
           1984 by and between Financial Guaranty
           Associates, Inc., the Partnership, Two
           Winthrop Properties, Linnaeus Lexington
           Associates Limited Partnership and Winthrop
           Financial Co., Inc. (incorporated by
           reference to Exhibit 10(k) to the Registration
           Statement)

   (l) Documents relating to the Mortgage Loan With Respect to the Property Made by Aetna Casualty and Surety Corporation (incorporated by reference to Exhibit 10(l) to the Registration Statement)

   (m) Deed dated August 8, 1988 by and between PADC and National Place Land Limited Partnership ("NPLLP") (incorporated by reference to Exhibit 10(m) to the
           Registration Statement)

   (n) Deed of Trust dated August 9, 1988 by and between NPLLP, grantor, NPLLP, grantor, and the Trustees of AEW #136 Trust, beneficiary (incorporated by reference to Exhibit 10(n) to the Registration Statement)