Form 10QSB
period 1997-03-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1997-05-15
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997                 Commission File Number 0-13493




                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                 04-2833662
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                   One International Place, Boston, MA        02110
                 (Address of principal executive offices)   (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           YES  X        NO____

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS


For the Three Months Ended
March 31, 1997 and 1996 (Unaudited) (Note 1)              1997              1996
----------------------------------------------------------------------------------------
REVENUES:

       Interest income                               $       3,953         $          23

EXPENSES:

       Interest                                          1,963,651             1,786,302
       Related party interest                                  ---                17,189
       Amortization                                        101,157               101,157
       Related party management fee                         75,000                75,000
       General and administrative                            9,549                   558
                                                     --------------        --------------
                                                         2,149,357             1,980,206
                                                     --------------        --------------

Loss from Operations                                    (2,145,404)           (1,980,183)
Equity in Losses from Operating
       Partnerships                                     (1,647,512)           (1,697,897)
                                                     --------------        --------------

Net Loss                                             $  (3,792,916)        $  (3,678,080)
                                                     ==============        ==============


Net Loss Allocated to General Partners               $     (37,929)        $     (36,781)
                                                     ==============        ==============


Net Loss Allocated to Limited Partners               $  (3,754,987)        $  (3,641,299)
                                                     ==============        ==============


Net Loss per Unit of Limited Partnership Interest    $      (6,258)        $      (6,069)
                                                     ==============        ==============

   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
-------------------------------------------------------------------------------

March 31, 1997 and December 31, 1996                                        March 31,          December 31,
                                                                              1997                 1996
                                                                           (Unaudited)           (Audited)
-----------------------------------------------------------------------------------------------------------
ASSETS

Deferred financing fee, net of accumulated
amortization of $41,942 and $41,109 respectively                        $        8,058         $       8,891
Cash and cash equivalents                                                      238,190             1,043,786
                                                                        ---------------        --------------

TOTAL ASSETS                                                            $      246,248         $   1,052,677
                                                                        ===============        ==============


LIABILITIES

Purchase Money Note, net of unamortized
   discount                                                             $   53,577,962         $  52,002,242
Notes payable                                                                9,873,978             9,873,978
Accrued interest on operating deficit notes                                 18,060,795            17,672,864
Investments in Operating Partnerships                                        1,991,456               243,620
Accrued expenses                                                                15,010                15,010
Due to affiliates                                                            2,575,000             3,300,000
                                                                        ---------------        --------------
                                                                        $   86,094,201         $  83,107,714
                                                                        ---------------        --------------

PARTNERS' CAPITAL (DEFICIT):

Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
   and outstanding - 600 Units                                          $  (84,463,193)        $ (80,708,206)
 General partners                                                           (1,384,760)           (1,346,831)
                                                                        ---------------        --------------
                                                                        $  (85,847,953)        $ (82,055,037)

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $      246,248         $   1,052,677
                                                                        ===============        ==============

   The accompanying notes are an integral part of these financial statements.

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------

For the Three Months Ended
March 31, 1997 and 1996 (Unaudited)                                                 1997                 1996
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

     Net loss                                                                  $(3,792,916)          $(3,678,080)
     Adjustments to reconcile net loss to net cash used
         in operating activities:

         Amortization                                                              101,157               101,157
         Equity in loss of Operating Partnerships                                1,647,512             1,697,897
     Changes in assets and liabilities:
         Interest added to loan principal on Purchase

             Money Note                                                          1,575,720             1,398,371
         Increase in accrued interest on operating deficit notes                   387,931               387,931
         Decrease in accrued expenses                                                  ---               (24,084)
         Decrease in due to affiliates                                            (725,000)           (1,381,393)
                                                                               -----------           -----------

         Net cash used in operating activities                                    (805,596)           (1,498,201)

     Cash flows from investing activities:
         Cash distribution from Operating Partnerships                                  ---            1,500,000
                                                                               -----------           -----------

         Net cash provided by investing activities                                     ---             1,500,000
                                                                               -----------           -----------

     (Decrease) increase in cash and cash equivalents                             (805,596)                1,799

     Cash and cash equivalents, beginning of period                              1,043,786                    40
                                                                               -----------           -----------

     Cash and cash equivalents, end of period                                  $   238,190           $     1,839
                                                                               -----------           -----------

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
-------------------------------------------------------------------------------

                                            UNITS OF
For the Three Months Ended                   LIMITED              INVESTOR
March 31, 1997 and 1996                    PARTNERSHIP             LIMITED            GENERAL
(Unaudited)                                 INTEREST              PARTNERS'          PARTNERS'             TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                          600         $(80,708,206)        $(1,346,831)       $(82,055,037)
Net loss                                                        (  3,754,987)       (     37,929)       (  3,792,916)
                                      -----------------       ---------------     ---------------     ---------------
Balance, March 31, 1997                             600         $(84,463,193)        $(1,384,760)       $(85,847,953)
                                      =================       ===============     ===============     ===============


Balance, December 31, 1995                         600          $(67,272,291)       $( 1,211,115)       $(68,483,406)
Net loss                                                        (  3,641,299)      (      36,781)       (  3,678,080)
                                      -----------------       ---------------     ---------------     ---------------
Balance March 31, 1996                              600         $(70,913,590)       $( 1,247,896)       $(72,161,486)
                                      =================       ===============     ===============     ===============

   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

1.    ACCOUNTING AND FINANCIAL REPORTING POLICIES

           The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-KSB.

           The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.    TAX LOSS

           The Partnership's taxable loss for 1997 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation and certain capitalized costs.

3.    RELATED PARTY TRANSACTIONS

           Expenses for the three months ended March 31, 1997 and 1996 include a management fee of $75,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $2,575,000 and $3,475,000 at March 31, 1997 and 1996,
           respectively. A payment of $800,000 was made to this affiliate during the first three months of 1997.

           During the first three months of 1996, certain loans and interest due to affiliates were repaid from the $1,500,000 cash distribution from Square 254. These included $129,166 to First Winthrop Corporation as a repayment of its non-interest bearing advances to the Partnership for administrative expenses; and to Two Winthrop Properties Inc. of
           (i) $822,284 in accrued interest due and owing as of December 31, 1995, (ii) $14,198 of accrued interest from January 1 - January 31, 1996, and (iii) a $507,934 partial repayment of principal on its

           $667,000 note. As a result, the outstanding note payable to Two Winthrop Properties was $159,066 as of March 31, 1996.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Partnership received no cash distributions from the Operating Partnerships during the three months ended March 31, 1997. During the three months ended March 31, 1996, the Partnership received a $1,500,000 distribution from Square 254.

The Partnership's liquidity based on cash and cash equivalents declined from $1,043,786 at December 31, 1996 to $238,190 at March 31, 1997. This decrease was primarily the result of an $800,000 payment to an affiliate of the General Partner for accrued management fees.

Square 254 is not expected to make any future distributions until December 1997, or later, depending upon property operating results in 1997. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from Square 254 will be used to pay administrative expenses of the Partnership and to repay unpaid asset management fees, which at March 31, 1997 were $2,575,000.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity in August 1999. Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership will refinance the debt with the existing lender under the terms of the refinancing agreement dated August 31, 1984 for an additional ten years during which term no cash distributions are expected to be made to investors. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Results of Operations

Loss from operations increased from $1,980,183 for the three months ended March 31, 1996 to $2,145,404 for the three months ended March 31, 1997. This increase is due to increases in Partnership expenses of 8.5%, or $169,157 which was partially offset by an increase in revenues of $3,930. The increase in expenses resulted from an increase of $177,849 in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships and an increase of $8,991 in general and administrative expenses. All interest on such loans is accrued and will be due and payable upon the maturities of such loans. These increases were only partially offset by a decrease in related party interest of $17,189.

Equity in loss from Operating Partnerships for the three months ended March 31, 1997 decreased 3.0% (from $1,697,897 to $1,647,512) when compared to the same period last year. This decrease was primarily due to an improvement in the operating results of Square 254 which was partially offset by a decline in the operating results of National Place. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 increased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, due primarily to increases in occupancy and room rates . The operating results for the office towers portion of the complex decreased for the three months ended March 31, 1997, primarily due to a decrease in retail and theater revenues and an increase in repairs and maintenance expenses. Operating results for National Place decreased for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 primarily as a result of an increase in interest expense.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           (b) Reports on Form 8-K: No Report on Form 8-K was filed during the period.

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

                                          TWELVE AMH ASSOCIATES
                                          LIMITED PARTNERSHIP
                                          (Registrant)

                                          By:    Two Winthrop Properties, Inc.
                                                 Managing General Partner

                                                 By:  /s/ Michael L. Ashner
                                                 --------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer


                                                 By:  /s/ Edward V. Williams
                                                 --------------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer

DATED:  May 14, 1997