Form 10QSB
period 1997-06-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1997-08-11
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997                 Commission File Number 0-13493

                   TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                  04-2833662
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

One International Place, Boston, MA                       02110
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (617) 330-8600
                                                      --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X      NO
                                -----      -----

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

STATEMENT OF OPERATIONS
                                                         Three Months Ended                 Six Months Ended
For the Three and Six Months Ended                             June 30,                          June 30,
                                                     ----------------------------      ----------------------------
June 30, 1997 and 1996 (Unaudited) (Note 1)              1997             1996             1997             1996
-------------------------------------------------------------------------------------------------------------------
REVENUES:
      Interest income                                $     2,833      $       835      $     6,786      $       858

Expenses:
      Interest                                         2,011,397        1,828,674        3,975,048        3,614,976
      Related party interest                                  --              399               --           17,588
      Amortization                                       101,157          101,157          202,315          202,315
      Related party management fee                        75,000           75,000          150,000          150,000
      General and administrative                          15,124           13,453           24,673           14,011
                                                     -----------      -----------      -----------      -----------
                                                       2,202,678        2,018,683        4,352,036        3,998,890
                                                     -----------      -----------      -----------      -----------

Loss from Operations                                  (2,199,845)      (2,017,848)      (4,345,250)      (3,998,032)

Equity in Losses from Operating
  Partnerships                                          (436,445)        (481,641)      (2,083,957)      (2,179,538)
                                                     -----------      -----------      -----------      -----------

Net Loss                                             $(2,636,290)     $(2,499,489)     $(6,429,207)     $(6,177,570)
                                                     ===========      ===========      ===========      ===========

Net Loss Allocated to General Partners               $   (26,363)     $   (24,995)     $   (64,292)     $   (61,776)
                                                     ===========      ===========      ===========      ===========

Net Loss Allocated to Limited Partners               $(2,609,927)     $(2,474,494)     $(6,364,915)     $(6,115,794)
                                                     ===========      ===========      ===========      ===========

Net Loss per Unit of Limited Partnership
  Interest                                           $    (4,350)     $    (4,124)     $   (10,608)     $   (10,193)
                                                     ===========      ===========      ===========      ===========

              The accompanying notes are an integral part of these
                             financial statements.

BALANCE SHEETS
-----------------------------------------------------------------------------------

June 30, 1997 and December 31, 1996                    June 30,        December 31,
                                                        1997              1996
                                                     (Unaudited)       (Audited)
-----------------------------------------------------------------------------------
ASSETS

Cash and cash equivalents                            $    212,679      $  1,043,786
Deferred financing fee, net of accumulated
amortization of $42,775 and $41,109 respectively            7,225             8,891
                                                     ------------      ------------

TOTAL ASSETS                                         $    219,904      $  1,052,677
                                                     ============      ============

LIABILITIES

Purchase Money Note, net of unamortized discount     $ 55,201,428      $ 52,002,242
Notes payable                                           9,873,978         9,873,978
Accrued interest on operating deficit notes            18,448,726        17,672,864
Investments in Operating Partnerships                   2,528,226           243,620
Accrued expenses                                            1,790            15,010
Due to affiliates                                       2,650,000         3,300,000
                                                     ------------      ------------
                                                       88,704,148        83,107,714
                                                     ------------      ------------

PARTNERS' CAPITAL (DEFICIT):
Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
       and outstanding - 600 Units                    (87,073,121)      (80,708,206)
 General partners                                      (1,411,123)       (1,346,831)
                                                     ------------      ------------
                                                      (88,484,244)      (82,055,037)
                                                     ------------      ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL              $    219,904      $  1,052,677
                                                     ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------------------------
                                                                      For the Six Months Ended
June 30, 1997 and 1996 (Unaudited) (Note 1)                              1997             1996
-------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                       $(6,429,207)     $(6,177,570)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization                                                    202,315          202,315
         Equity in loss of Operating Partnerships                      2,083,957        2,179,538
      Changes in assets and liabilities:
         Interest added to loan principal on Purchase Money Note       3,199,186        2,839,114
         Increase in accrued interest on operating deficit notes         775,862          775,862
         Decrease in accrued expenses                                    (13,220)         (24,084)
         Decrease in due to affiliates                                  (650,000)      (1,868,456)
                                                                     -----------      -----------

         Net cash used in operating activities                          (831,107)      (2,073,281)

      Cash flows from investing activities:
         Cash distribution from Operating Partnerships                        --        2,165,570
                                                                     -----------      -----------

         Net cash provided by investing activities                            --        2,165,570
                                                                     -----------      -----------

      (Decrease) increase in cash and cash equivalents
         during the year                                                (831,107)          92,289

      Cash and cash equivalents, beginning of period                   1,043,786               40
                                                                     -----------      -----------

      Cash and cash equivalents, end of period                       $   212,679      $    92,329
                                                                     ===========      ===========

              The accompanying notes are an integral part of these
                             financial statements.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
---------------------------------------------------------------------------------------------------------
                                          UNITS OF
For the Three Months Ended                LIMITED         INVESTOR
June 30, 1997 and 1996                  PARTNERSHIP        LIMITED           GENERAL
(Unaudited)                               INTEREST         PARTNER           PARTNER            TOTAL
---------------------------------------------------------------------------------------------------------
Balance, December 31, 1996                       600     $(80,708,206)     $ (1,346,831)     $(82,055,037)
Net loss                                          --       (6,364,915)          (64,292)       (6,429,207)
                                        ------------     ------------      ------------      ------------
Balance, June 30, 1997                           600     $(87,073,121)     $ (1,411,123)     $(88,484,244)
                                        ============     ============      ============      ============


Balance, December 31, 1995                       600     $(67,272,291)     $ (1,211,115)     $(68,483,406)
Net loss                                          --       (6,115,794)          (61,776)       (6,177,570)
                                        ------------     ------------      ------------      ------------
Balance June 30, 1996                            600     $(73,388,085)     $ (1,272,891)     $(74,660,976)
                                        ============     ============      ============      ============

              The accompanying notes are an integral part of these
                             financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

1.         ACCOUNTING AND FINANCIAL REPORTING POLICIES

           The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.         RELATED PARTY TRANSACTIONS

           Expenses for the six months ended June 30, 1997 and 1996 include a management fee of $150,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $2,650,000 and $3,150,000 at June 30, 1997 and 1996,
           respectively. A payment of $800,000 was made to this affiliate during the first quarter of 1997.

           Certain fees, loans and interest due to affiliates were repaid in 1996 from the $2,165,570 cash distribution from Square 254. These included $129,166 to First Winthrop Corporation as a repayment of its non-interest bearing advances to the Partnership for administrative expenses and $400,000 for outstanding management fees; and to Two Winthrop Properties Inc., $822,284 of accrued interest as of December 31, 1995, $17,588 of accrued interest for the period January 1 - April 8, 1996 and a $667,000 repayment of principal on its $667,000 note.

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

The Partnership received no cash distributions from the Operating Partnerships during the six months ended June 30, 1997. During the six months ended June 30, 1996, the Partnership received two distributions in the aggregate of $2,165,570 from Square 254.

The Partnership's liquidity based on cash and cash equivalents declined from $1,043,786 at December 31, 1996 to $212,679 at June 30, 1997. This decrease was primarily the result of an $800,000 payment to an affiliate of the General Partner for accrued management fees.

Square 254 is not expected to make any future distributions until December 1997, or later, depending upon property operating results in 1997. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from Square 254 will be applied first to pay administrative expenses of the Partnership and to repay unpaid asset management fees, which at June 30, 1997 were $2,650,000.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity in August 1999. Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership will refinance the debt with the existing lender under the terms of the refinancing agreement dated August 31, 1984 for an additional ten-year term during which term no cash distributions are expected to be made to investors. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Results of Operations

Loss from operations increased from $3,998,032 for the six months ended June 30, 1996 to $4,345,250 for the six months ended June 30, 1997. This increase is due to increases in Partnership expenses of 8.8%, or $353,146, which was partially offset, by an increase in revenues of $5,928. The increase in expenses resulted from an increase of $360,072 in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans. These increases were only partially offset by a decrease in related party interest of $17,588.

Equity in loss from Operating Partnerships for the six months ended June 30, 1997 decreased 4.4% (from $2,179,538 to $2,083,957) when compared to the same period last year. This decrease was primarily due to an improvement in the operating results of Square 254, which was partially offset by a decline in the operating results of National Place. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 increased for the six months ended June 30, 1997 compared to the six months ended June 30, 1996, due primarily to increases in occupancy and room rates. The operating results for the office towers portion of the complex decreased for the six months ended June 30, 1997 primarily due to a decrease in retail revenues. Operating results for National Place decreased for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 primarily as a result of an increase in interest expense.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

A.         EXHIBITS

           Exhibit 27 - Financial Data Schedule

B.         REPORTS ON FORM 8-K

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

                                           TWELVE AMH ASSOCIATES
                                           LIMITED PARTNERSHIP
                                           (Registrant)

                                           By:  Two Winthrop Properties, Inc.
                                                Managing General Partner

                                                By: /s/ Michael L. Ashner
                                                    -------------------------
                                                    Michael L. Ashner
                                                    Chief Executive Officer


                                                By: /s/ Edward V. Williams
                                                    -------------------------
                                                    Edward V. Williams
                                                    Chief Financial officer

DATED:  August 11, 1997