Form 10QSB
period 1997-09-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1997-11-13
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended September 30, 1997              Commission File Number 0-13493




                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)




          Massachusetts                                04-2833662
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Five Cambridge Center, Cambridge, MA                      02142
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code    (617) 234-3000




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                            YES    X           NO
                                                -------           -------

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS

For the Three and Nine Months Ended             Three Months Ended               Nine Months Ended
September 30, 1997 and 1996                       September 30,                    September 30,
                                           ----------------------------    -----------------------------
(Unaudited)  (Note 1)                           1997          1996             1997            1996
--------------------------------------------------------------------------------------------------------
REVENUES:
      Interest income                      $      2,595    $        934    $      9,381    $      1,792

Expenses:
      Interest                                2,060,588       1,872,329       6,035,636       5,487,305
Related party interest                               --              --              --          17,588
      Amortization                              101,157         101,157         303,472         303,472
      Related party management fee               75,000          75,000         225,000         225,000
      General and administrative                 28,823          31,568          53,496          45,579
                                           ------------    ------------    ------------    ------------
                                              2,265,568       2,080,054       6,617,604       6,078,944
                                           ------------    ------------    ------------    ------------

Loss from Operations                         (2,262,973)     (2,079,120)     (6,608,223)     (6,077,152)

Equity in Losses from Operating
  Partnerships                               (2,083,957)     (1,780,889)     (4,749,973)     (3,960,427)
                                           ------------    ------------    ------------    ------------

Net Loss                                   $ (4,346,930)   $ (3,860,009)   $(11,358,196)   $(10,037,579)
                                           ============    ============    ============    ============

Net Loss Allocated to General Partners     $    (43,469)   $    (38,600)   $   (113,582)   $   (100,376)
                                           ============    ============    ============    ============

Net Loss Allocated to Limited Partners     $ (4,303,461)   $ (3,821,409)   $(11,244,614)   $ (9,937,203)
                                           ============    ============    ============    ============

Net Loss per Unit of Limited Partnership
  Interest                                 $     (7,172)   $     (6,369)   $    (18,741)   $    (16,562)
                                           ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS
-----------------------------------------------------------------------------------

September 30, 1997 and December 31, 1996               September 30,   December 31,
(Unaudited)                                                1997           1996
-----------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents                             $    184,661    $  1,043,786
Deferred financing fee, net of accumulated
   amortization of $43,609 and $41,109 respectively          6,391           8,891
                                                      ------------    ------------

      TOTAL ASSETS                                    $    191,052    $  1,052,677
                                                      ============    ============


LIABILITIES:
Purchase Money Note, net of unamortized discount      $ 56,874,086    $ 52,002,242
Notes payable                                            9,873,978       9,873,978
Accrued interest on operating deficit notes             18,836,656      17,672,864
Investments in Operating Partnerships                    5,294,565         243,620
Accrued expenses                                                --          15,010
Due to affiliates                                        2,725,000       3,300,000
                                                      ------------    ------------
                                                        93,604,285      83,107,714
                                                      ------------    ------------

PARTNERS CAPITAL (DEFICIT):
Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
   and outstanding - 600 Units                         (91,952,820)    (80,708,206)
General partners                                        (1,460,413)     (1,346,831)
                                                      ------------    ------------
                                                       (93,413,233)    (82,055,037)
                                                      ------------    ------------

TOTAL LIABILITIES AND PARTNERS CAPITAL                $    191,052    $  1,052,677
                                                      ============    ============


   The accompanying notes are an integral part of these financial statements.


STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------

For the Nine Months Ended
September 30, 1997 and 1996 (Unaudited) (Note 1)                       1997            1996
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss                                                     $(11,358,196)   $(10,037,579)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization                                                   303,472         303,472
         Equity in loss of Operating Partnerships                     4,749,973       3,960,427
      Changes in assets and liabilities:
         Interest added to loan principal on Purchase Money Note      4,871,844       4,323,513
         Increase in accrued interest on operating deficit notes      1,163,792       1,163,792
         Decrease in accrued expenses                                   (15,010)        (24,084)
         Decrease in due to affiliates                                 (575,000)     (1,793,456)
                                                                   ------------    ------------

         Net cash used in operating activities                         (859,125)     (2,103,915)
                                                                   ------------    ------------

      Cash flows from investing activities:
         Cash distribution from Operating Partnerships                       --       2,165,570
                                                                   ------------    ------------

         Net cash provided by investing activities                           --       2,165,570
                                                                   ------------    ------------

      Net increase (decrease) in cash and cash equivalents             (859,125)         61,655

      Cash and cash equivalents, beginning of period                  1,043,786              40
                                                                   ------------    ------------

      Cash and cash equivalents, end of period                     $    184,661    $     61,695
                                                                   ============    ============


   The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
------------------------------------------------------------------------------------------

                                UNITS OF
For the Nine Months Ended        LIMITED         INVESTOR
September 30, 1997 and 1996    PARTNERSHIP        LIMITED       GENERAL
(Unaudited)                     INTEREST         PARTNERS       PARTNERS          TOTAL
------------------------------------------------------------------------------------------
Balance, December 31, 1996             600    $(80,708,206)   $ (1,346,831)   $(82,055,037)
Net loss                                       (11,244,614)       (113,582)    (11,358,196)
                              ------------    ------------    ------------    ------------
Balance, September 30, 1997            600    $(91,952,820)   $ (1,460,413)   $(93,413,233)
                              ============    ============    ============    ============


Balance, December 31, 1995             600    $(67,272,291)   $ (1,211,115)   $(68,483,406)
Net loss                                        (9,937,203)       (100,376)    (10,037,579)
                              ------------    ------------    ------------    ------------
Balance September 30, 1996             600    $(77,209,494)   $ (1,311,491)   $(78,520,985)
                              ============    ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)


1.    ACCOUNTING AND FINANCIAL REPORTING POLICIES

      The condensed financial statements included herein have been prepared by Twelve AMH Associates Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1996.

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

3.    RELATED PARTY TRANSACTIONS

      Expenses for the nine months ended September 30, 1997 and 1996 include a management fee of $225,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $2,725,000 and $3,225,000 at September 30, 1997 and 1996, respectively. A payment of $800,000 was made to this affiliate during the first quarter of 1997.

      Certain fees, loans and interest due to affiliates were repaid in 1996 from the $2,165,000 cash distribution from Square 254. These include $129,166 to First Winthrop Corporation as a repayment of its non-interest bearing advances to the Partnership for administrative expenses and $400,000 for outstanding management fees; and to Two Winthrop Properties Inc., $822,284 of accrued interest as of December 31, 1995, $17,588 of accrued interest for the period January 1 - April 8, 1996 and a $667,000 repayment of principal on its $667,000 note.

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

The Partnership's primary source of revenue is distributions from Square 254 and National Place (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to fund any operating deficits of the Operating Partnerships.

The Partnership received no cash distributions from the Operating Partnerships during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Partnership received two distributions in the aggregate of $2,165,570 from Square 254.

The Partnership's liquidity based on cash and cash equivalents declined from $1,043,786 at December 31, 1996 to $184,661 at September 30, 1997. This decrease was primarily the result of an $800,000 payment to an affiliate of the General Partner for accrued management fees (see Note 3).

Square 254 is not expected to make any future distributions, if at all, until December 1997, or later, depending upon property operating results in 1997. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from Square 254 will be applied first to pay administrative expenses of the Partnership and to repay unpaid asset management fees, which at September 30, 1997 were $2,725,000.

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

Results of Operations

Net loss increased from $10,037,579 for the nine months ended September 30, 1996 to $11,358,196 for the nine months ended September 30, 1997. This increase is due to increases in Partnership expenses of 8.9%, or $538,660, which was partially offset by an increase in revenues of $7,589. The increase in expenses resulted from an increase of $548,331 in accrued interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans. These increases were only partially offset by a decrease in related party interest of $17,588.

Equity in loss from Operating Partnerships for the nine months ended September 30, 1997 increased 19.9% (from $3,960,427 to $4,749,973) when compared to the same period last year. This increase was primarily due to a decrease in the operating results of Square 254 and a decline in the operating results of National Place. The operating results for the office towers portion of the mixed-use complex of Square 254 decreased for the nine months ended September 30, 1997 primarily due to a decrease in retail and other revenues which was partially offset by an improvement in the operating results of the Hotel portion. Net operating income generated by the Hotel portion increased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, due primarily to increases in occupancy and room rates. Operating results for National Place decreased for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 primarily as a result of an increase in interest expense.

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP


PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

A.         Exhibits

           Exhibit 27, Financial Data Schedule

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

                                         TWELVE AMH ASSOCIATES
                                         LIMITED PARTNERSHIP
                                         (Registrant)

                                  By:    Two Winthrop Properties, Inc.
                                         Managing General Partner

                                                By:  /s/ Michael L. Ashner
                                                     ---------------------------
                                                     Michael L. Ashner
                                                     Chief Executive Officer


                                                By:  /s/ Edward V. Williams
                                                     ---------------------------
                                                     Edward V. Williams
                                                     Chief Financial Officer

DATED: November 13, 1997