Form 10KSB
period 1997-12-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1998-04-09
CIK 748524

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-KSB

       Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997            Commission File
                          -----------------            Number: 0-13493
                                                               -------

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

       Massachusetts                                           04-2833662
----------------------------                              ---------------------
(State or Other Jurisdiction                                  (IRS Employer
of Incorporation or Organization)                        Identification Number)

5 Cambridge Center, Cambridge, Massachusetts                      02142
--------------------------------------------                    ----------
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code:  617-234-3000
                                                     ------------
Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. YES  X   NO
                      ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Registrant had no revenue for its most recent fiscal year.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                     Documents Incorporated by Reference
                                     None

                                    PART I

Item 1.  DESCRIPTION OF BUSINESS

         GENERAL

         Twelve AMH Associates Limited Partnership (the "Partnership") was organized under the Massachusetts Uniform Limited Partnership Act on April 24, 1984. The general partners of the Partnership (the "General Partners") are Two Winthrop Properties, Inc. ("Two Winthrop") and Linnaeus-Lexington Associates Limited Partnership ("Linnaeus-Lexington"). Two Winthrop is a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which in turn is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA"). Linnaeus-Lexington is a Massachusetts limited partnership. The general partner of Linnaeus-Lexington is WFA. Two Winthrop is the managing general partner of the Partnership. See "Change in Control".

         The Partnership was capitalized by contributions from partners. In August 1984, upon completion of its offering, the Partnership sold 600 Units of Limited Partnership Interest at an aggregate purchase price of $57,750,000 pursuant to Regulation D promulgated under the Securities Act of 1933. The Partnership used the net proceeds from the offering, together with a line of credit obtained from a major commercial bank for an interim loan which has been repaid in full and a purchase money note from the seller, the Aetna Casualty and Surety Company ("Aetna"), to acquire its 66.667% general partner interest in Square 254 Limited Partnership ("Square 254") and to acquire, in 1988, a 66.67% general partner interest in National Place Land Limited Partnership ("National Land"). Square 254 and National Land are hereinafter collectively referred to as the "Operating Partnerships." In addition, during the first quarter of 1998, the Partnership, together with its partners in the Operating Partnerships, formed The Shops LLC (see "The Retail Space" below) in which the Partnership holds a 66.67% member interest.

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


         The Shops LLC is a District of Columbia limited liability company. The members of The Shops are the Partnership (66.67%), Quadrangle (16.665%) and Marriott (16.665%).

         The only business of the Partnership is investing as a general partner in Square 254 and National Land and as a member of The Shops LLC.

         The Partnership is currently in its operating phase and expects to remain in this phase until April 1999 at which time the Partnership will evaluate selling its investment or, assuming the existing loan can be extended or refinanced, holding the investment longer than originally expected. In this regard, Two Winthrop is currently negotiating with Quadrangle and Marriott to amend the Partnership Agreements of the Operating Partnerships and the Limited Liability Company Agreement of The Shops LLC to provide for a buy/sell right among the entities which will enable the parties to cause a sale of the Properties or acquire the other entities interest in the Operating Partnerships and The Shops LLC. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for information relating to the Partnership's ability to satisfy its loan obligations.

PROPERTIES OWNED BY THE OPERATING PARTNERSHIPS

         1.       Square 254

         Square 254 developed and presently owns and operates a mix-use complex know as "National Place," located at 1331 Pennsylvania Avenue, N.W., Washington, D.C. National Place consists of: (i) the 772-room J.W. Marriott Hotel managed by the Marriott Corporation, (ii) the 71,000 square feet of retail space which is leased to and managed by The Rouse Company until April 1, 1998 at which time the Lease will be assigned to The Shops LLC and management will transferred to an affiliate of Quadrangle, (iii) 418,000 square feet of office space, (iv) a leasehold interest in the 1,600-seat National Theatre leased on net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater, and (v) the 400-car parking garage managed by QuikPark, Inc. It is expected that effective April 1, 1998, All-Right Parking, Inc. will be retained as the manager of the parking garage. In addition, Square 254 leases from National Land pursuant to a ground lease (the "Ground Lease") which expires in 2083, the land on which National Place is located.

         The Hotel: The J. W. Marriott Hotel is a fifteen story, 772-room hotel which opened in February 1984. Its special features include four restaurants, in-house catering services, health club including an indoor swimming pool, two ballrooms of 14,000 and 8,400 square feet, 10 function rooms totaling 30,000 square feet, 18 hospitality suites, 2 Vice-Presidential suites, and 2 Presidential suites. The following table sets forth the average occupancy and room rate at the Hotel for the calendar years ended December 1997 and 1996:

                                           December 31,

                                         1997       1996
                                         ----       ----

Average Occupancy(%)                      83.9      83.1
Average Room Rate($)                      158       151
Revenue per
  Available Room($)                       133       125

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


         The Office Towers and common areas are managed by Quadrangle pursuant to an agreement which is scheduled to expire on April 30, 1999. The agreement provides for fees payable to Quadrangle of (i) 3% of gross receipts as a fee for management of the office space and (ii) $100,000 per year increased by 25% of the percentage increase in the CPI with January 1, 1984 as the base for management of the common areas. The following table sets forth the average occupancy, the average rent per square foot of the Officer Towers and the effective rent per square foot after taking into consideration any free rent periods or give-backs for the calendar years ended December 1997 and 1996:

                                      December 31,
                                    1997        1996
                                    ----        ----

Average Occupancy(%)                 85          83
Average Rent
  Per Square Foot ($)                33          38
Effective Rent($)                    32          32


         The Department of Justice ("DOJ") leases, in the aggregate, approximately 43% of the leasable space at the Office Towers (office and storage space of 170,088 square feet, in the aggregate). The leases with DOJ provide for annual rent payments in the aggregate of $5,738,020 and terminate on May 14, 2000 with respect to 87,413 square feet and August 14, 2004 with respect to 82,675 square feet.

         National Association of Manufacturers ("NAM") leases 10.5% of leasable space at the Office Towers. NAM occupies the entire 6th floor (42,530 square feet), and 2,305 square feet on the 12th floor, with aggregate annual lease payments of $1,613,427, increasing annually with a lease termination date of April 30, 2012.

         The Retail Space: The Shops at National Place is a three-story indoor mall with 71,118 square feet of space, surrounding a central atrium, which is interconnected to the retail space in the National Press Building. The space beneath the National Press Building is not owned by Square 254. Effective April 1, 1998 management of the section owned by Square 254 will be transferred from the Rouse Company, which is not affiliated with the Partnership or its General Partners, to an affiliate of Quadrangle. In addition, The Rouse Company assigned, and The Shops LLC assumed, the lease with respect to The Shops at National Place. The lowest level of The Shops has both retail tenants and restaurants. The middle level has primarily retail tenants. The upper level is a food court with fast-food restaurants and large common seating areas. In addition, The Shops connect with the Hotel lobby on the lowest level along an arcade, where additional food and retail operations are located. In all, there are approximately 50 merchants currently leasing the retail space.

         The retail space is governed by a lease between Square 254 as Lessor and effective April 1, 1998 The Shops LLC as Lessee. The original term of the lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease). Payments to Square 254 under the lease are dependent on and a function of net cash flow from the retail space. The Base Rent is $1,368,100 (or approximately $19.00 per square foot). The Additional Rent $202,440 (or approximately $3 per square foot) is the amount of the increase in the annual lease payment because the net cash flow during the first two years of operation was below $18 per square foot. The Percentage Rent is 67% of net cash flow in excess of the aggregate of the Base Rent and the Additional Rent up to $30.56 per square foot plus 72% of net cash flow in excess of $30.56 per square foot up to $37 per square foot and 63% of net cash flow in excess of $37 per square foot. No Percentage Rent was paid to Square 254 in 1997 or 1996. In addition any increase in rent under the ground lease due to a redevelopment that materially changes the market area will raise the fixed annual rent by 7% of such increase.

         The National Theater: The National Theater is a seven-story structure whose auditorium holds approximately 1,600 seats. It was built in 1885 with substantial renovations in 1922 and 1984. The National Theater is leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater.

         Revenue received by Square 254 from the National Theater was $66,816 and $66,816 in 1997 and 1996, respectively.

         Square 254 entered into a lease with the New National Theatre Corporation with an initial term of 35 years, plus renewal options extending throughout the 99-year term of the ground lease. The lease commenced on December 29, 1980. Under the lease, Square 254 agreed to reconstruct and renovate the National Theatre Building, and the New National Theatre Corporation (the "Corporation") agreed to operate the National Theatre, primarily for the production of live, non-media drama presentations. The Corporation has contracted with the New York-based Shubert organization to provide established Broadway shows. The Corporation pays annual base rent under the lease of $100,000 plus $25,000 multiplied by the percentage increase in the Consumer Price Index for the District of Columbia (the "CPI"). The Corporation has the right to renew the lease for five ten-year terms and one fourteen-year term. Rent during the first two renewal terms will consist of annual base rent of $100,000 and additional rent equal to the greater of (a) $100,000 multiplied by the percentage increase in the CPI for that year or (b) 1% of the increase in the Corporation's gross receipts for that year over the annual average of gross receipts for the preceding three years. Rent is to be renegotiated by the parties after 55 years and decided by arbitration if necessary.

         The Parking Garage: The Parking Garage is a 400-car, underground parking facility consisting of five floors of underground parking garage facilities, together with the first floor garage entrance, driveway and ramps leading to the parking facility, containing approximately 143,662 square feet. Square 254 received $379,836 and $404,288 in revenue from the Parking Garage for the years ended December 31, 1997 and 1996, respectively.


         The Parking Garage was leased to QuikPark, Inc. under a lease until April 1, 1998 at which time All-Right Parking, Inc., an entity in which Apollo (as hereinafter defined) holds an ownership interest, assumed the lease and begin providing services at the parking garage. The rent payable under the lease is equal to ninety-five percent of gross revenue (i.e. all receipts other than D.C. Parking Tax). The operating expenses of the Parking Garage are expenses of Square 254.

         2.       National Land

         National Land was formed in 1988 for the purpose of purchasing the fee interest in the Land and the National Theater Building (collectively, the "New Properties") from the Pennsylvania Avenue Development Corporation ("PADC"). As a result, National Land became the lessor under the Ground Lease and the Theater Lease under which Square 254 is the Lessee.

         Square 254 signed a lease with the PADC on September 12, 1979 (the "Ground Lease"). The commencement date for the land was September 12, 1979 and for the National Theatre building was December 29, 1980. In August 1988, National Land purchased the land and National Theatre building from PADC and assumed the Ground Lease from PADC. The term of the lease is 99 years. At the expiration of the lease, National Land will own the land and National Theatre building. Square 254 pays annual rent of $2,100,000 to National Land. Square 254 is also obligated to pay Additional Ground Lease Rent consisting of (a) $600,000 of the first $3,150,000 of net cash flow pari passu with the distribution of $2,550,000 to Square 254 and (b) 20% of all remaining net cash flow after distribution to Square 254 of an amount equal to a 12% return upon Square 254's equity in the property, if any, in excess of $15,000,000. Until there is an appraisal (which is not expected to occur during the first fifteen years), Square 254's equity will not be deemed to exceed $40,000,000. No additional Ground Lease Rent was paid by Square 254 in 1997 or 1996.

         Square 254 and National Land maintain property and liability insurance on the properties and believes such coverage to be adequate.

         PARTNERSHIP AGREEMENT AMENDMENT

         In August 1995, the Managing General Partner amended Section 12.4 of the Registrant's partnership agreement to clarify and remove any ambiguities pertaining to the requirements for calling and voting at a meeting of Investor Limited Partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the Managing General Partner or by one or more Investor Limited Partners holding not less than 10% of the outstanding Units.

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

         CHANGE IN CONTROL

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA also acquired the sole general partner interest of Linnaeus-Hampshire. As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which was, until October 27, 1997, the sole, and currently is the managing, general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of One Winthrop resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Employees

         The Registrant does not have any employees. Services are performed for the Partnership by the General Partners and agents retained by it. In addition, the Partnership has retained Winthrop Financial Co., Inc., an affiliate of the General Partners, to perform certain administrative services for the Partnership, such as investor communications. See Item 12, "Certain Relationships and Related Transactions."


ITEM 2.  DESCRIPTION OF PROPERTIES

         The Partnership owns no property other than its interest in Square 254 and NPLLP. The Operating Partnerships own no property other than the properties, which are described under Item 1 above.

         The annual realty taxes for the Properties in 1997 were $2,948,936.


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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         There is no public trading market for the Units. Trading in the Units is infrequent and occurs solely through private transactions. In addition, transfers of Units are subject to limitations contained in the Partnership's partnership agreement, including a requirement that the General Partners consent thereto which consent may be granted or withheld in the General Partners' sole discretion. As of March 15, 1998, there were approximately 710 holders of 600 outstanding Units.

         The Partnership's partnership agreement requires that Cash Flow (as defined therein) be distributed to the partners in specified portions at reasonable intervals during the fiscal year, but in any event not less often than annually no later than 90 days after the end of the fiscal year. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Flow. There have been no cash distributions paid or accrued since the inception of the Partnership. It is not anticipated that the Partnership will be able to make distributions to its Limited Partners, if at all, prior to 1999.

         The Operating Partnership made distributions to the partnership totaling $1,832,785 and $3,163,926 in 1997 and 1996, respectively. Certain fees, loans and interest due to affiliates were repaid from this distribution.
See "Item 6, Management's Discussion and Analysis or Plan of
Operation."

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 and National Land and its company interest in The Shops LLC. For 1998 there are no known trends, demands, commitments, events or uncertainties that will result in the Partnership's liquidity increasing or decreasing in any material way. Prior to 1996, the Partnership received no cash distributions from the Operating Partnerships. As a result, the Partnership had relied on loans from affiliates as its primary source of liquidity. In order to satisfy its administrative and other expenses, affiliates of the General Partner have made interest-free loans to the Partnership for administrative expenses, an interest-bearing loan related to the Partnership's interest in National Land and Winthrop Management has agreed to defer its fees. As of December 31, 1997, all loans from the General Partner have been fully repaid and the Partnership owed $2,800,000 to Winthrop Management for unpaid asset management fees. In 1997 and 1996, the Operating Partnerships had sufficient revenues to make distributions to the Partnership totaling $1,832,785 and $3,163,926, respectively. These distributions were used to satisfy certain of the fees, loans and interest due on the affiliate loans. In January 1998, the Partnership paid

Winthrop's 1998 fee of $300,000 and reduced the $2,800,000 accrued management fee balance at December 31, 1997 by $1,500,000. The balance of the distribution was retained as Partnership reserves. Square 254 is not expected to make any future distributions to the Partnership until December 1998, if any, depending upon property operating results in 1998. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from Square 254 will be used to repay the unpaid asset management fee after payment of administrative expenses of the Partnership.

         In the future, the Partnership will continue to require cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnerships. The Partnership has made no commitments for capital expenditures as of December 31, 1997. To the extent required, affiliated entities have agreed to provide funds to the Partnership in an amount sufficient to satisfy the

Partnership's operating requirements through August 31, 1999.

         Based on Square 254's budget for 1998, it is anticipated that Square 254 will generate positive cash flow from operations. However, at present, such excess is budgeted for capital improvements and refinancing costs. To the extent that cash from operations is not used for capital improvements or if Square 254 is unable to refinance its existing indebtedness, it is expected that Square 254 would be able to make a distribution to the Partnership for 1998. If such excess is used, however, for capital improvements and/or refinancing costs, Square 254 will most likely not have sufficient funds to make a distribution to the Partnership. The ability of Square 254 to generate sufficient cash flow with which to make distributions to its partners is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will continue to be able to make distributions to its partners.

         In addition to the unpaid asset management fee described above, the Partnership is obligated on the following loans:

         (a) In connection with the Partnership's acquisition of its interest in Square 254, the Partnership obtained a non-recourse purchase money note payable to Aetna in the principal amount of $22,000,000 (the "Aetna Loan"). The Aetna Loan bears simple interest at 15% per annum and requires no current payments until maturity in August 1999, at which time the lender is obligated to refinance the Note if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to the lender's then current rate for 10-year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment. However, the Partnership may not be able to satisfy the debt service for the refinanced loan. On December 31, 1997, the outstanding balance of principal plus accrued interest on the Aetna Loan was $66,000,000. In 1996, Aetna sold its loan to The Travelers Insurance Company.

         (b) Aetna also provided the Partnership with a $20 million line of credit (the "Aetna Line of Credit"), which expired in December 1989. The Partnership used the Aetna Line of Credit to fund its requirement to contribute its pro rata share of operating deficits incurred by Square 254. Borrowings under the Aetna Line of Credit bear interest at the annual rate of 15.5% and require no current payments until maturity in August 1999 at which time the lender is obligated to refinance the Aetna Line of Credit if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to the lender's then current rate for 10-year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment. On December 31, 1997, the outstanding balance of principal and accrued interest on the Aetna Line of Credit was $29,098,565. In 1996, Aetna sold its loan to The Travelers Insurance Company.

         (c) Two Winthrop loaned the Partnership $667,000 in August 1988 (the "Winthrop Financial Loan") to fund the Partnership's acquisition of its general partnership interest in National Land. In 1996 the loan plus accrued interest was repaid in full.


         Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy the Purchase Money Note and Operating Deficit Notes that are scheduled to mature on August 31, 1999. Accordingly, if the Partnership cannot refinance or modify these notes on favorable terms, or sell its interest in the Operating Partnerships for amounts sufficient to satisfy such indebtedness, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun preliminary discussions with The Travelers Insurance Company in an attempt to restructure these loans. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

         Square 254

         Square 254 receives room revenues from the Hotel and rental revenues from the other components of its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Square 254 had positive cash flow prior to making a distribution to partners for the year ended December 31, 1997 and 1996. Square 254 uses working capital reserves as its primary source of liquidity. Square 254 had adequate working capital reserves to fund its operations and other expenditures through 1997.

         During 1997, the general partners of Square 254 made substantial capital expenditures of $4,522,083. The majority of these expenditures were made in connection with re-leasing a significant portion of the Office Towers and renovation of meeting rooms at the Hotel. Such expenditures were funded from the Operating Partnership's short-term investments and unrestricted cash reserves, which together had a balance of $8,857,630 at December 31, 1997 as well as cash generated from operation of Square 254. Each year, a portion of the gross revenue of the Hotel (currently 5% of gross revenue) is added to the Hotel replacement reserve account for the purpose of funding future capital requirements of the Hotel. The Hotel replacement reserve account had a remaining balance of $4,152,336 as of December 31, 1997. The general partners of Square 254 currently believe Square 254's short-term investments and unrestricted cash reserves will be sufficient to fund Square 254's operations and capital expenditures in the near future. However, the ability of Square 254 to fund expenditures in the future will depend on Square 254's ability to achieve certain levels of operation. If existing reserves and future operations are not sufficient to support these expenditures, the general partners of Square 254 will evaluate the necessity of making these expenditures against the ability of Square 254 to obtain additional capital from outside lending sources and the willingness and ability of the general partners of Square 254 to contribute additional capital.

         Square 254 has two mortgage loans, both of which are secured by a first mortgage on its assets. The debt maturity date is in 1999 with a balloon payment in the aggregate of approximately $124 million. The aggregate mortgage balance was $125,262,145 as of December 31, 1997. See, Item 7 "Financial Statements" ,
Note 4 for a description of the terms of these loans.

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

         Under the terms of the Ground Lease, Square 254 was able to defer certain amounts of its rent obligations. The deferred amount accrues interest at 12.4447% per annum. Interest and deferred rent is repaid monthly to the extent Square 254 has sufficient cash flow. In each of 1997 and 1996, Square 254 made payments on the deferred ground rent of principal and interest of $153,929. The outstanding balance of deferred ground rent on December 31, 1997 was $842,910. Square 254 is current in its obligation under the Ground Lease with respect to payment due on the deferred ground rent.

         National Land

         National Land receives revenues solely from lease payment under the Ground Lease and is responsible for debt service payments. In connection with its acquisition of the Land, National Land obtained a loan in the original principal amount of $43,101,900, which loan matures in 2018. As of December 31, 1997, the outstanding balance on this loan was $43,101,900. In addition, accrued interest on this loan totaled $38,593,654 at December 31, 1997.

See, Item 7, "Financial Statements", Note 4 for a description of the terms of this loan.)

         In order for National Land to sell its property or refinance the loan encumbering the property, the consent of all of the general partners is required.

Results of Operations

       The Partnership's loss from operations increased from $8,205,951 for the year ended December 31, 1996 to $8,932,690 for the year ended December 31, 1997. This increase in loss from operations was due to an increase in interest expense of $742,294 which was only partially offset by a decrease in related party interest of $17,588. Interest expense increased due to increased principal and accrued interest balance on the Partnership's outstanding loan. Related party interest expense decreased due to the full satisfaction of an affiliate loan made during 1996 as discussed above. All other items of revenue and expense remained relatively constant.

       The Operating Partnership's net loss decreased from $8,053,808 for the year ended December 31, 1996 to $7,656,008 for the year ended December 31, 1997. This decrease is attributable to increases in hotel operations and rental operations which were only partially offset by an increase in interest expense. Hotel operations revenue increased by $4,647,349 for the year ended December 31,

1997 as compared to December 31, 1996 as a result of slightly higher room occupancy and average rental rate as well as increased food and beverage sales. There was a corresponding increase in hotel operation expense of $3,869,165 for such comparable periods due to increases in direct room and food costs, insurance and sales costs. Rental operations revenue increased from $13,283,241 in 1996 to $13,500,344 in 1997 primarily as a result of an increase in office rentals. Interest expense increased $568,887 in 1997 as compared to 1996 as a result of an increase in interest expense from National Land. All other items of revenue and expense remained relatively constant.

Year 2000

       The Partnership is dependent upon Two Winthrop and the management agent for management and administrative services. Two Winthrop and the managing agent have completed an assessment and believe that their computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue. With respect to the Operating Partnerships, the managing general partner of the Operating Partnerships is currently evaluating the effect, if any, the year 2000 will have on the Operating Partnerships' operations.

ITEM 7.  FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REPORT




To the Partners of
Twelve AMH Associates Limited Partnership:


We have audited the accompanying balance sheets of Twelve AMH Associates Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twelve AMH Associates Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the Partnership's lack of liquid assets and uncertainty as to its ultimate ability to repay the outstanding purchase money notes and notes payable raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        /s/ KPMG Peat Marwick LLP


Boston, Massachusetts
March 26, 1998

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                                BALANCE SHEETS
                          DECEMBER 31, 1997 AND 1996



                                                     1997           1996
                                                     ----           ----
   ASSETS:

   Deferred financing costs, net of accumulated
      amortization of $44,442 and $41,109
      respectively (Note 3)                      $     5,558     $     8,891
   Cash and cash equivalents                       2,012,003       1,043,786
                                                 -----------     -----------

      TOTAL ASSETS                               $ 2,017,561     $ 1,052,677
                                                 ===========     ===========

   LIABILITIES:
   Purchase Money Note, net of
      unamortized discount (Note 5)               58,597,428      52,002,242
   Notes payable (Note 6)                          9,873,978       9,873,978
   Accrued interest on operating
      deficit notes (Note 6)                      19,224,587      17,672,864
    Investments in Operating Partnerships
      (Note 4)                                     7,581,600         243,620
   Accrued expenses                                   17,492          15,010
   Due to affiliate (Note 8)                       2,800,000       3,300,000
                                                 -----------     -----------
                                                  98,095,085      83,107,714
                                                 -----------     -----------

   PARTNERS' DEFICIT:
   Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
      and outstanding - 600 Units                (94,590,468)    (80,708,206)
   General partners                               (1,487,056)     (1,346,831)
                                                 -----------     -----------
                                                 (96,077,524)    (82,055,037)
                                                 -----------     -----------

   TOTAL LIABILITIES AND
      PARTNERS' DEFICIT                           $2,017,561     $ 1,052,677
                                                 ===========     ===========


  The accompanying notes are an integral part of these financial statements.

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                 1997              1996
                                                 ----              ----

   EXPENSES:
   Interest (Notes 5 and 6)                  $  8,146,909      $  7,404,615
   Related party interest (Note 8)                      -            17,588
   Amortization (Notes 2 and 3)                   404,630           404,630
   Related party management fee  (Note 8)         300,000           300,000
   Other                                           81,151            79,118
                                             ------------      ------------

                                                8,932,690         8,205,951
                                             ------------      ------------

   LOSS FROM OPERATIONS                        (8,932,690)       (8,205,951)

   INTEREST INCOME                                 14,433             3,726

   EQUITY IN LOSSES OF
   OPERATING PARTNERSHIPS
      (Notes 2 and 4)                          (5,104,230)       (5,369,406)
                                             ------------      ------------

   NET LOSS (Note 1)                         $(14,022,487)     $(13,571,631)
                                             ============      ============

   NET LOSS ALLOCATED TO
   GENERAL PARTNERS                          $   (140,225)     $   (135,716)
                                             ============      ============

   NET LOSS ALLOCATED TO
   LIMITED PARTNERS                          $(13,882,262)     $(13,435,915)
                                             ============      ============

   NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                      $    (23,137)     $    (22,393)
                                             ============      ============


  The accompanying notes are an integral part of these financial statements.

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                  STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                    YEARS ENDED DECEMBER 31, 1997 AND 1996




                                 Limited           General
                                 Partners          Partners          Total
                                 --------          --------          -----

Balance, December 31, 1995     $(67,272,291)     $(1,211,115)     $(68,483,406)

Net Loss                        (13,435,915)        (135,716)      (13,571,631)
                               ------------      -----------      ------------

Balance, December 31, 1996      (80,708,206)      (1,346,831)      (82,055,037)
                               ------------      -----------      ------------

Net Loss                        (13,882,262)        (140,225)      (14,022,487)
                               ------------      -----------      ------------

Balance, December 31, 1997     $(94,590,468)     $(1,487,056)     $(96,077,524)
                               ============      ===========      ============


  The accompanying notes are an integral part of these financial statements.

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                    1997             1996
                                                    ----             ----

Cash flows from operating activities:

Net loss                                       $(14,022,487)     $(13,571,631)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Amortization                                    3,699,484         2,957,852
  Equity in losses of Operating Partnerships      5,104,230         5,369,406
  Interest added to loan principal on
    Purchase Money Note                           3,300,000         3,300,000
  Increase in accrued interest on operating
    deficit notes                                 1,551,723         1,551,723
  Increase/(decrease) in accrued expenses             2,482            (9,074)
  Decrease in due to affiliates                    (500,000)       (1,051,456)
                                               ------------       -----------

  Net cash used in operating activities            (864,568)       (1,453,180)
                                               ------------       -----------

  Cash flows from investing activities:

    Distributions received from operating
      partnership                                 1,832,785         3,163,926
                                               ------------       -----------

    Net cash provided by investing activities     1,832,785         3,163,926
                                               ------------       -----------

  Cash flows from financing activities:

    Repayment of loan from affiliate                      -          (667,000)
                                               ------------       -----------

    Net cash used in financing activities                 -          (667,000)
                                               ------------       -----------

  Increase in cash and cash equivalents             968,217         1,043,746
    Cash and cash equivalents, beginning
      of the period                               1,043,786                40
                                               ------------       -----------


  Cash and cash equivalents, end of
    the period                                 $  2,012,003       $ 1,043,786
                                               ============       ===========

  Supplemental disclosure of cash flow
    information
    Cash paid for interest                     $          -       $   839,872
                                               ============       ===========



  The accompanying notes are an integral part of these financial statements.

                  TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                        NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


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

Square 254 has developed and presently owns and operates a multiple use complex known as "National Place", located at 1331 Pennsylvania Avenue, N.W., Washington D.C. National Place consists of the 772-room J.W. Marriott Hotel, a retail area containing 71,000 square feet, office towers containing 418,000 net rentable square feet, a 400-car parking garage and the 1,600-seat National Theatre, which is subleased to a not-for-profit organization. Square 254 leased the land on which National Place is situated and the National Theatre Building on a long term basis from the Pennsylvania Avenue Development Corporation through August 11, 1988, after which it has been leased from National Place Land Limited Partnership as described below. The Partnership will terminate on December 31, 2090, or sooner, in accordance with the terms of the Partnership Agreement. The general partners of the Partnership are Two Winthrop Properties, Inc. and Linnaeus Lexington Associates Limited Partnership. The general partners of Square 254 are Quadrangle Development Corporation, a Delaware corporation, Marriott Corporation, a Delaware corporation, and the Partnership.

The general partners have contributed $20 in respect of their general partnership interests in the Partnership. On August 31, 1984, the Partnership admitted investor limited partners whom subscribed for a total of 600 Units, representing capital contributions of $57,750,000. Pursuant to the terms of the Partnership Agreement, profits or losses and cash distributions (after certain priority distributions) are allocated 99% to the investor limited partners and 1% to the general partners, respectively. Profits or losses and cash distributions resulting from the sale or refinancing of the Partnership's interest in Square 254 will be allocated 70% to the investor limited partners and 30% to the general partners after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital.

National Place Land Limited Partnership (the "Land Partnership" or "NPLLP") was organized on August 8, 1988 to acquire and lease both the land underlying the National Place complex (the "Land") and the National Theatre Building for an aggregate purchase price of $43,101,900. As owners of the Land, The Land Partnership partners became lessors under the 99-year lease of the Property (the "Lease") to Square 254 described in the Confidential Memorandum dated June 11, 1984 (the "Confidential Memorandum"). Square 254, as lessee, remains obligated under the Lease to pay rent to the Land Partnership, as lessor. The rent payments under the Lease to the

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Financial Statements

The Partnership prepares its financial statements using the accrual basis of accounting. The Partnership, as an investor partnership, accounts for its investments in Square 254 and NPLLP (together, the "Operating Partnerships") using the equity method of accounting. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnerships' results of operations and by distributions received. Costs relating to the acquisition and selection of the investments in the Operating Partnerships are capitalized to the investment account and amortized over forty years. Costs in excess of the Partnership's initial basis in the net assets of Square 254 (approximately $14,800,000) are also amortized over forty years. The accounting books and records of the Operating Partnerships are maintained using the accrual basis of accounting.

Cash and Cash Equivalents

Investments in a money market account are considered to be cash equivalents for financial reporting purposes.

Deferred Financing Costs

Amortization of deferred financing costs is computed using the straight-line method over the term of the Purchase Money Note.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.


3.       DEFERRED FINANCING COSTS

The following is a summary of deferred financing costs at December 31, 1997 and 1996:

                                  Amortization
                                     Period           1997         1996
                                  ------------     ---------    ---------

Financing fee, at cost              15 years       $  50,000    $  50,000


Less:  Accumulated amortization                      (44,442)     (41,109)
                                                   ---------    ---------

Unamortized costs                                  $   5,558    $   8,891
                                                   =========    =========

4.   INVESTMENTS IN OPERATING PARTNERSHIPS

     The Partnership's Investments in the Operating Partnerships are summarized as follows:

                                                   Square 254         NPLLP
                                                   ----------         -----

     Balance, December 31, 1995                    $26,707,405    $(18,016,064)

     Distribution from Operating Partnership        (3,163,926)              -
     Amortization                                     (401,629)              -
     Equity in losses of Operating Partnerships     (1,482,581)     (3,886,825)
                                                   -----------    ------------

     Balance, December 31, 1996                     21,659,269     (21,902,889)
                                                   -----------    ------------

     Distribution from Operating Partnership        (1,832,785)              -
     Amortization                                     (400,965)              -
     Equity in losses of Operating Partnerships       (774,525)     (4,329,705)
                                                   -----------    ------------

     Balance, December 31, 1997                    $18,650,994    $(26,232,594)
                                                   ===========    ============

     The condensed financial statements and condensed notes to financial statements of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

     CONDENSED BALANCE SHEETS
                                                 December 31,      December 31,
                                                    1997              1996
                                                 ------------      ------------

     Assets

     Rental property, net of accumulated
        depreciation of $82,454,125 and
        $74,392,882, respectively                $120,069,960      $123,685,019
     Land                                          39,123,872        39,123,872
     Cash, cash equivalents and replacement
        reserve                                     8,858,411         9,625,610
     Accounts receivable, net of allowance
     for doubtful accounts of $100,000 and
        $100,000, respectively                      3,620,575         3,029,051
     Deferred costs, net of accumulated
        amortization of $185,316 and
        $166,146, respectively                        405,798           424,968
     Other assets                                   4,158,980         3,895,486
                                                 ------------      ------------


     Total Assets                                $176,237,596      $179,784,006
                                                 ============      ============

                                                 December 31,      December 31,
                                                    1997              1996
                                                 ------------      ------------

     Liabilities and Partners' Deficit

     Liabilities:
         Notes payable                           $206,957,700      $201,315,227
         Accounts payable                           3,662,640         3,114,483
         Other liabilities                            325,974           407,006
                                                 ------------      ------------

                                                  210,946,314       204,836,716
     Partners' Deficit:
         Twelve AMH Associates
             Limited Partnership                  (17,624,741)      (10,687,727)
         Other partners                           (17,083,977)      (14,364,983)
                                                 ------------      ------------
         Total Liabilities and Partners'
            Deficit                              $176,237,596      $179,784,006
                                                 ============      ============


     CONDENSED STATEMENTS OF OPERATIONS

                                                     Years Ended December 31,
                                                 ------------------------------
                                                    1997              1996
                                                 ------------      ------------

     Revenue:
        Hotel operations                         $ 59,564,251      $ 54,916,902
        Rental operations                          13,030,113        12,777,117
        Other                                         470,231           506,124
                                                 ------------      ------------

                                                   73,064,595        68,200,143
                                                 ------------      ------------
     Expenses:
        Hotel operations                           48,385,795        44,516,630
        Rental operations                           8,972,990         8,953,515
        Interest                                   23,352,693        22,783,806
        Other                                           9,125                 -
                                                 ------------      ------------

                                                   80,720,603        76,253,951
                                                 ------------      ------------


     Net loss                                    $ (7,656,008)     $ (8,053,808)
                                                 ============      ============

     Net loss allocated to Twelve AMH
        Associates Limited Partnership           $ (5,104,230)     $ (5,369,406)
                                                 ============      ============

     Net loss allocated to other partners        $ (2,551,778)     $ (2,684,402)
                                                 ============      ============

     CONDENSED NOTES TO FINANCIAL STATEMENTS OF THE OPERATING
     PARTNERSHIPS

     A.  Summary of Significant Accounting Policies

     Rental Property

     Square 254 and NPLLP review their long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Rental property includes building costs, lease costs and furniture, fixtures and equipment. Building costs are recorded at cost and are composed of the J.W. Marriott Hotel and National Place. Depreciation is computed using the straight-line method over 40 years commencing when the component is placed in service. Depreciation and amortization expense amounted to $8,156,312 and $7,697,341 for 1997 and 1996, respectively.

     Lease costs include costs of tenant improvements, renovation of the National Theatre and office space leasing costs. Such amounts are amortized over the lesser of the term of the related lease or the life of the asset, generally five to ten years, using the straight-line method.

     Furniture, fixtures and equipment are recorded at cost. Depreciation is computed based on the useful lives of the assets, generally five to ten years, using the straight-line method.

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

     Square 254 considers current information and events regarding the tenants' ability to repay their obligations in determining if unbilled rent receivable is ultimately collectible. The uncollectible portion of unbilled receivables is charged to rental revenues in the period in which the determination is made.

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

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnership to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

     Reclassification

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

B.  Notes Payable

The Aetna Life Insurance Company has provided permanent loan financing to Square 254. The terms of the loans and balances outstanding are as follows:

                                                                                      1997                1996
                                                                                      ----                ----
    15-year permanent loan at 11 5/8% interest. Principal and interest payments of $1,178,000 are due monthly based on a 38-year
    amortization schedule. The loan is due July 1999 with a balloon payment of approximately $114,400,000 plus accrued interest thereon.
    The loan may be prepaid after July 1996 with a  prepayment premium
    of 3%. Such premium is reduced by 1% each year.                              $115,547,662         $116,208,875
    15-year permanent loan at 13% interest. Principal and interest payments of $109,200 are due monthly based on a 38-year amortization schedule. The loan is due May 1999 with a balloon payment of approximately $9,650,000 plus accrued interest thereon. The loan may be prepaid after May 1996 with a  prepayment premium of 3%. Such
    premium is reduced by 1% each year.                                             9,714,483            9,758,817
                                                                                 ------------         ------------
                                                                                  125,262,145          125,967,692

The above loans are secured by the building and tenant improvements.
There are no restrictive covenants or provisions on the loans. Square 254 has estimated the fair value of its notes payable at December 31, 1997 to be $144,184,000 by discounting the future cash flows under the notes payable using borrowing rates currently available to Square 254 for notes with similar terms and maturities.

NPLLP has obtained long term financing from the AEW Trust #136 as follows:

    30-year permanent loan at 11% base interest and additional interest based on NPLLP's net cash flow, as defined in the loan agreement.
    Minimum monthly interest payments are $187,827. Any unpaid base interest in excess of the minimum monthly interest payment will be deferred and added to principal, up to a maximum principal outstanding of $300,000,000. All unpaid principal and interest is due in August 2018, including "shared appreciation interest," which is based on the capitalized value of the land lease and on the lender's required rate of return. The note is secured by NPLLP's interest in the land lease. Also, NPLLP's partners have assigned portions of
    their interests in Square 254 as additional collateral.                        81,695,555           75,347,535
                                                                                 ------------         ------------
                                                                                 $206,957,700         $201,315,227
                                                                                 ============         ============


In addition, the Partnership has collaterally assigned a portion of its interest in Square 254 and all of its interest in NPLLP as additional collateral for a note payable of NPLLP.

C.  Related Party Transactions

Square 254 has entered into a contract for hotel management services with Marriott Corporation ("Marriott"), a general partner of the Operating Partnerships, which has an initial term of 30 years commencing with the opening date of the hotel and four 10-year renewal options. Under the terms of the management agreement, Marriott will retain a fee equal to 20% of the operating profit of the hotel subject to certain deferrals. This fee amounted to $3,092,689 and $2,887,889 in 1997 and 1996, respectively. There were no deferred fees as of December 31, 1997 and 1996. In addition, Marriott earns an amount equal to 3 percent of gross revenues to cover costs and expenses incurred as managing agent. This fee amounted to $1,786,926 and $1,647,507 in 1997 and 1996, respectively. Total management fees earned by Marriott amounted to $4,879,615 and $4,535,396 in 1997 and 1996, respectively.

Square 254 has entered into a property management agreement with QDC Property Management, Inc., a subsidiary of Quadrangle Development Corporation ("QDC"), a general partner of the Operating Partnerships. Under the terms of the agreement, the management company will be paid a fee equal to 3 percent of the gross rentals from National Place office space but not less than $5,000 per month. Additionally, for common area management services, QDC Property Management, Inc. is to be paid an annual base fee of $100,000 with increases tied to the Consumer Price Index. Management fees earned by QDC Property Management, Inc. amounted to $404,405 and $408,006 for the years ended December 31, 1997 and 1996, respectively.

Square 254 reimburses Quadrangle Management Corporation ("QMC") for certain costs incurred by QMC on its behalf, such as engineering, janitorial, and tenants services. Total reimbursable costs earned by QMC were $604,220 and $633,550 in 1997 and 1996, respectively.

Square 254 entered into a garage management agreement with Quik Park, Inc., an affiliate of QDC, which expires in 2004. Quik Park, Inc. earns a management fee of 5 percent of gross garage revenue. Fees amounted to $85,456 and $82,618 for 1997 and 1996, respectively.

On September 12, 1979, Square 254 entered into a 99-year land lease agreement with Pennsylvania Avenue Development Corporation ("PADC"), a wholly owned subsidiary of the United States government. The lease was subsequently assumed by NPLLP on August 11, 1988 in connection with the purchase of the leased land and related deferred rent by NPLLP. The lease provides for a basic annual rent of $2,100,000 payable in equal monthly installments and other rent deferrals based on the Partnership's compliance with certain criteria stated in the lease. The deferred portion accrues interest at 12.4447 percent, compounded monthly. Payments on the deferred rent and accrued interest are payable to NPLLP in equal monthly installments over a 36 year period which began in May 1984. Square 254 has the option to prepay any or all of the deferred rent or accrued interest thereon.

Additionally, the lease provides for additional rental payments when net cash flow, as defined in the lease agreement, is generated. No additional rent was due for 1997 or 1996 since there was no net cash flow, as defined in the lease agreement.

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

                                                       1997          1996
                                                       ----          ----
                Purchase Money Note,
                      including accrued interest  $ 66,000,000   $ 62,700,000
                Less: Unamortized discount          (7,402,572)   (10,697,758)
                                                  ------------   ------------

                                                  $ 58,597,428   $ 52,002,242
                                                  ============   ============

In 1996, Aetna sold the Purchase Money Note to Travelers Insurance Company.

It is not practicable to estimate the fair value of the note due to the nature of the instrument and the absence of quoted market prices for similar financial instruments.


6.   NOTES PAYABLE


The Partnership entered into an Operating Deficit Guarantee Agreement with Aetna which required Aetna to lend to the Partnership an aggregate amount of up to $20,000,000, as needed by the Partnership, which in turn contributed or loaned such amounts to Square 254. The Partnership's ability to borrow under this agreement expired on December 31, 1989. No contributions have been made since 1987 when the Partnership contributed $1,124,678 to fund Square 254's operating deficits. Advances under the Operating Deficit Guarantee Agreement ("Operating Deficit Notes") bear interest at the rate of 15.5% per annum and are due and payable together with interest on or before August 31, 1999. In the event that the Partnership wishes to refinance outstanding principal and interest under the note at maturity and the Partnership is unable to refinance with another financial institution on terms then prevailing in the market, Aetna has agreed to refinance outstanding principal and interest at prevailing market rates for a term of not less than 10 years. The outstanding balance of these advances was $9,873,978 as of December 31, 1997 and 1996. The balance of the accrued interest on these advances was $19,224,587 and $17,672,864 as of December 31, 1997 and 1996, respectively.

In 1996, Aetna sold the Operating Deficit Notes to Travelers Insurance Company.

It is not practicable to estimate the fair value of the notes due to the nature of the instruments and the absence of quoted market prices for similar financial instruments.

7.   TAXABLE LOSS

The Partnership's tax basis net loss for the years ended December 31, 1997 and 1996 differs from the net loss for financial reporting purposes primarily due to differences in the recognition of depreciation and capitalized costs. A reconciliation of net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1997 and 1996 follows:

                                                        1997           1996
                                                    ------------   ------------
         Net loss for financial
              reporting purposes                    $(14,022,487)  $(13,571,631)
         Amortization of the
              costs in excess of the Partnership's
              initial basis in the net assets of
              an operating partnership                   370,046        370,046
         Expenses accrued and
              payable to related parties not
              deductible until year of payment
              for tax purposes                          (500,000)      (100,000)
         Interest expense on the Purchase Money
              Note utilizing the simple interest
              method for tax purposes                  3,295,186      2,552,892

         Non-deductible expenses for tax
              Purposes                                       349            388

         Amortization of costs                           (19,062)       (19,062)
         Equity in Operating Partnerships' financial
              statement loss in excess of tax loss
              (tax loss in excess of financial
              statement loss)                           (686,333)        88,470
         Depreciation of basis
              adjustment under Section 708 of the
              Internal Revenue Code                   (1,582,049)    (1,898,459)
                                                    ------------   ------------

         Tax basis net loss                         $(13,144,350)  $(12,577,356)
                                                    ============   ============


Partners deficit account balances for federal income tax purposes were $161,066,294 and $147,921,944 as of December 31, 1997 and 1996, respectively.

8.   TRANSACTIONS WITH AFFILIATES

The Partnership's transactions with the general partners and their affiliates include the following:

    o Expenses for 1997 and 1996 include an annual management fee of $300,000 earned by an affiliate of a general partner. Unpaid management fees payable to this affiliate amounted to $2,800,000 and $3,300,000 at December 31, 1997 and 1996, respectively. On January 15, 1998 the Partnership made a payment of $1,800,000 to this affiliate that was applied to the outstanding management fee payable.

    o The Partnership obtained a loan from Two Winthrop Properties, Inc. for $667,000 which was used to fund the Partnership's share of the initial capitalization of NPLLP (see Note 1). The loan matured on September 1, 1993 and bore interest at 11.44%. Two Winthrop Properties, Inc. had extended the maturity date to December 31, 1996. In 1996, the Partnership repaid Two Winthrop Properties, Inc. all outstanding loan principal and accrued interest. Total loan interest expense was $17,588 for the year ended December 31, 1996.


9.     LIQUIDITY

During 1997 and 1996, the Partnership received $1,832,785 and $3,163,926, respectively, of cash distributions from the Operating Partnerships. These funds were used primarily to repay amounts that had been advanced from affiliates and to pay management fees that had been earned by affiliates. Prior to 1996, the Partnership relied on loans from affiliates as its primary source of liquidity. The Partnership will continue to require cash to repay amounts due to affiliates, pay management fees and general and administrative expenses, and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnerships. Any distributions made to the Partnership will be applied first to satisfy the unpaid management fees. To the extent required, affiliated entities have agreed to provide funds to the Partnership in an amount sufficient to satisfy the Partnership's operating requirements through August 31, 1999.

Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy the Purchase Money Note and Operating Deficit Notes that are scheduled to mature on August 31, 1999. Accordingly, if the Partnership cannot refinance or modify these notes on favorable terms, or sell its interest in the Operating Partnerships for amounts sufficient to satisfy the notes, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun preliminary discussions with The Travelers Insurance Company in an attempt to restructure these loans. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Item 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name and Age                 Managing General Partner   Officer Since
------------                 ------------------------   -------------

Michael L. Ashner            Chief Executive Officer        1-96
                              and Director

Edward Williams              Chief Financial Officer        4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President          1-96

Carolyn Tiffany              Vice President and Clerk       10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.


         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of

Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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

ITEM 10. EXECUTIVE COMPENSATION

         Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See Item 12, "Certain Relationships and Related Transactions").

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      Security Ownership of Certain Beneficial Owners.

         Two Winthrop and Linnaeus own all the outstanding general partnership interests in the Partnership. As general partners, they are entitled in the aggregate to 1% of the Partnership's net income or loss for tax purposes, and, after certain priority distributions, 1% of cash flow. In addition, after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital, the General Partners are entitled to 30% of the proceeds of a capital transaction in connection with the liquidation or termination of the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1998.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1997 and 1996:

Entity                   Compensation              1997             1996
------                   ------------              ----             ----


Winthrop Financial      Partnership             $800,000(1)      $400,000(2)
Co., Inc.               Management Fee

(1) Includes $500,000 of past management fees which had been accrued.
(2) Includes $100,000 of past management fees which had been accrued.

         In 1988, Two Winthrop loaned the Partnership $667,000 to provide the necessary funds to pay the Partnership's initial capital contribution to National Land. This loan was paid in full in April 1996.

          From 1984 through 1995, Winthrop Financial Co., Inc. agreed to the Partnership's deferral, on an interest-free basis, of the payment of an annual partnership management fee for administrative and investor services in the amount of $300,000. In 1996, Winthrop Financial Co., Inc. received its $300,000 current fee and $100,000 of its accrued fees. In 1997, Winthrop Financial Co., Inc. received its $300,000 current fee and $500,000 of its accrued fees.

         Since 1992, First Winthrop Corporation has made interest-free advances to the Partnership to fund administrative costs. These advances totaled $39,111 in 1995, and at December 31, 1995 the total amount of advances outstanding was $129,172. These interest free advances were repaid in full in February 1996.

         Total management fees earned by Marriott and paid by Square 254 for managing and operating the J. W. Marriott Hotel, amounted to $4,879,615 and $4,535,396 in 1997 and 1996, respectively. Total management fees earned by Quadrangle and paid by Square 254 for managing the Office Towers and common area amounted to $404,405 and $408,006 for the years ended December 31, 1997 and 1996, respectively. Effective October 22, 1994, QuikPark, Inc., an affiliate of Quadrangle, assumed management of the garage and earned fees of $85,456 and $82,618 in 1997 and 1996, respectively, which amounts were paid by Square 254 for managing and operating the parking garage. All transactions described are on the same terms as would have been obtained from unrelated third parties.

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

                                   TWELVE AMH ASSOCIATES LIMITED
                                   PARTNERSHIP

                                   By:  Two Winthrop Properties, Inc.
                                        Managing General Partner


                                   By: /s/ Michael L. Ashner
                                       -------------------------------
                                           Michael Ashner
                                        Chief Executive Officer

                                   Date:  April 8, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name              Title                  Date
--------------              -----                  ----

/s/ Michael Ashner          Chief Executive        April 8, 1998
----------------------      Officer and Director
Michael Ashner


/s/ Edward V. Williams      Chief Financial        April 8, 1998
----------------------      Officer
Edward V. Williams

                                EXHIBIT INDEX

Exhibit No.            Document                                            Page
-----------            --------                                            ----

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

27         Financial Data Schedule