Form 10QSB
period 1998-03-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1998-05-13
CIK 748524

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998                  Commission File Number 0-13493


                   TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                                    04-2833662
          -------------                                    ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                           02142
------------------------------------                           -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (617) 234-3000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]   NO [ ]

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

STATEMENT OF OPERATIONS

For the Three Months Ended
March 31, 1998 and 1997 (Unaudited) (Note 1)              1998           1997
------------------------------------------------------------------------------

REVENUES:
       Interest income ..........................   $     6,352    $     3,953

EXPENSES:
       Interest .................................     2,163,491      1,963,651
       Amortization .............................       101,157        101,157
       Related party management fee .............        75,000         75,000
       General and administrative ...............         5,629          9,549
                                                    -----------    -----------
                                                      2,345,277      2,149,357
                                                    -----------    -----------

Loss from Operations ............................    (2,338,925)    (2,145,404)

Equity in Losses of Operating
       Partnerships .............................    (1,786,029)    (1,647,512)
                                                    -----------    -----------


Net Loss ........................................   $(4,124,954)   $(3,792,916)
                                                    ===========    ===========


Net Loss Allocated to General Partners ..........   $   (41,250)   $   (37,929)
                                                    ===========    ===========


Net Loss Allocated to Limited Partners ..........   $(4,083,704)   $(3,754,987)
                                                    ===========    ===========

Net Loss per Unit of Limited Partnership
       Interest .................................   $    (6,806)   $    (6,258)
                                                    ===========    ===========

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

March 31, 1998 and December 31, 1997                  March 31,     December 31,
(Unaudited)                                               1998          1997
------------------------------------------------------------------------------

ASSETS
Deferred financing costs, net of accumulated
amortization of $45,275 and $44,442
respectively ...................................   $       4,725  $       5,558
Cash and cash equivalents ......................         212,422      2,012,003
                                                   -------------  -------------

TOTAL ASSETS ...................................   $     217,147  $   2,017,561
                                                   =============  =============


LIABILITIES
Purchase Money Note, net of unamortized
   discount ....................................   $  60,372,988  $  58,597,428
Notes payable ..................................       9,873,978      9,873,978
Accrued interest on operating deficit notes ....      19,612,518     19,224,587
Investments in Operating Partnerships ..........       9,467,953      7,581,600
Accrued expenses ...............................          17,188         17,492
Due to affiliate ...............................       1,075,000      2,800,000
                                                   -------------  -------------

                                                     100,419,625     98,095,085
                                                   -------------  -------------

PARTNERS' DEFICIT:
Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
    and outstanding - 600 Units ................     (98,674,172)   (94,590,468)
General partners ...............................      (1,528,306)    (1,487,056)
                                                   -------------  -------------
                                                    (100,202,478)   (96,077,524)
                                                   -------------  -------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT ........   $     217,147  $   2,017,561
                                                   =============  =============


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the Three Months Ended
March 31, 1998 and 1997 (Unaudited)                                1998           1997
----------------------------------------------------------------------------------------
Cash flows from operating activities:

Net loss ..................................................   $(4,124,954)   $(3,792,916)
Adjustments to reconcile net loss to net cash used
    in operating activities:
    Amortization ..........................................       101,157        101,157
    Equity in losses of Operating Partnerships ............     1,786,029      1,647,512
    Interest added to loan principal on Purchase
        Money Note ........................................     1,775,560      1,575,720
    Increase in accrued interest on operating deficit notes       387,931        387,931
    Decrease in accrued expenses ..........................          (304)          --
    Decrease in due to affiliate ..........................    (1,725,000)      (725,000)
                                                              -----------    -----------

    Net cash used in operating activities .................    (1,799,581)      (805,596)

Cash and cash equivalents, beginning of period ............     2,012,003      1,043,786
                                                              -----------    -----------

Cash and cash equivalents, end of period ..................   $   212,422    $   238,190
                                                              ===========    ===========

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                 Units of
For the Three Months Ended        Limited      Investor
March 31, 1998 and 1997         Partnership     Limited           General
(Unaudited)                      Interest      Partners           Partners          Total
--------------------------------------------------------------------------------------------
Balance, December 31, 1997             600   $ (94,590,468)   $  (1,487,056)   $ (96,077,524)

Net loss .................            --        (4,083,704)         (41,250)      (4,124,954)
                             -------------   -------------    -------------    -------------

Balance, March 31, 1998 ..             600   $ (98,674,172)   $  (1,528,306)   $(100,202,478)
                             =============   =============    =============    =============



Balance, December 31, 1996             600   $ (80,708,206)   $  (1,346,831)   $ (82,055,037)

Net loss .................            --        (3,754,987)         (37,929)      (3,792,916)
                             -------------   -------------    -------------    -------------

Balance, March 31, 1997 ..             600   $ (84,463,193)   $  (1,384,760)   $ (85,847,953)
                             =============   =============    =============    =============


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1.   ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's annual report on Form 10-KSB for the period ended December 31, 1997.

     The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1998.

2.   TAX LOSS

     The Partnership's taxable loss for 1998 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation and certain capitalized costs.

3.   RELATED PARTY TRANSACTIONS

     Expenses for the three months ended March 31, 1998 and 1997 include a management fee of $75,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $1,075,000 and $2,800,000 at March 31, 1998 and December 31, 1997, respectively. A payment of $1,800,000 ($1,725,000 of which was applied to past due amounts) was made to this affiliate during the first three months of 1998.

4.   INVESTMENTS IN OPERATING PARTNERSHIPS

     The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

     Condensed Statements of Operations

                                                 Three Months Ended March 31
                                              --------------------------------
                                                     1998                1997
                                              --------------    --------------
      Revenue:
         Hotel Operations                        $13,618,641       $13,380,291
         Rental Operations                         3,235,093         3,337,407
         Other                                        93,980           104,511
                                              --------------    --------------
                                                  16,947,714        16,822,209
                                              --------------    --------------

      Expenses:
         Hotel Operations                         11,213,245        11,228,242
         Rental Operations                         2,471,297         2,276,852
         Interest                                  5,934,090         5,780,263
         Other                                         8,035             8,036
                                              --------------    --------------
                                                  19,626,667        19,293,393
                                              --------------    --------------


      Net Loss                                 $ (2,678,953)     $ (2,471,184)
                                               =============     =============

      Net Loss Allocated to Twelve AMH
         Associates Limited Partnership        $ (1,786,029)     $ (1,647,512)
                                               =============     =============

      Net Loss Allocated to Other Partners     $   (892,924)     $   (823,672)
                                               =============     =============

5.   SUBSEQUENT EVENT

     The Shops LLC was formed to assume the lease with respect to The Shops at National Place previously held by The Rouse Company. The members of The Shops are the Partnership (66.67%), Quadrangle (16.665%) and Marriott (16.665%). Effective April 1, 1998 the Shops LLC began leasing the retail space under a lease agreement with Square 254. The lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease, which expires in 2083). The minimum annual rental consists of Base Rent of $1,368,100 plus Additional Rent of $202,440. In addition, a Percentage Rent would be due based upon meeting certain operational criteria.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

Liquidity and Capital Resources

The Partnership's only assets consist of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and its membership interest in The Shops LLC ("Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex (see
Note 4).

The Partnership's primary source of revenue is distributions from Square 254, the Shops and National Land (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

The Partnership received no cash distributions from the Operating Partnerships during either of the three months ended March 31, 1998 or March 31, 1997.

The Partnership's liquidity based on cash and cash equivalents declined from $2,012,003 at December 31, 1997 to $212,422 at March 31, 1998. This decrease was primarily the result of a $1,800,000 payment to an affiliate of the General Partner for accrued management fees (see Note 3).

The Operating Partnerships are not expected to make any future distributions until December 1998, or later, depending upon property operating results in 1998. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from the Operating Partnerships will be used to repay the unpaid asset management fees after payment of administrative expenses of the Partnership.

Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing indebtedness at maturity in August 1999. Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun preliminary discussions with The Travelers Insurance Company in an attempt to restructure these loans and is exploring other alternatives to refinance or restructure this indebtedness. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion of their investment.

Results of Operations

Loss from operations increased from $2,145,404 for the three months ended March 31, 1997 to $2,338,925 for the three months ended March 31, 1998. This increase is due to increases in Partnership expenses of $195,920, which were partially offset by an increase in revenues of $2,399. The increase in expenses resulted from an increase of $199,840 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans. All other expenses remained relatively constant.

Equity in losses of Operating Partnerships for the three months ended March 31, 1998 increased 8.5% (from $1,647,512 to $1,786,029) as compared to the three month period ended March 31, 1997. This increase was due to a decline in the operating results of both Square 254 and National Land. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 increased by $253,347 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997, due primarily to an increase in occupancy. The operating results for the office towers portion of the complex, however, decreased by $307,290 for the three months ended March 31, 1998, primarily due to a decrease in retail and parking revenues and an increase in personnel services, utilities and repairs and maintenance expenses. Operating results for National Land decreased by $177,645 for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of an increase in interest expense.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a)     Exhibits.

                   27.    Financial Data Schedule

           (b)     Reports on Form 8-K:

                   No reports on Form 8-K were filed during the three months ended March 31, 1998.

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

DATED:  May 13, 1998