Form 10QSB
period 1998-06-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1998-08-13
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 1998                  Commission File Number 0-13493
                  -------------                                         -------



                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




         Massachusetts                                    04-2833662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)



Five Cambridge Center, Cambridge, MA                          02142
----------------------------------------            ----------------------------
(Address of principal executive offices)                    (Zip Code)



Registrant's telephone number, including area code        (617) 234-3000
                                                    ----------------------------



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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (UNAUDITED) (NOTE 1)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                              1998           1997           1998            1997
                                           -----------    -----------    -----------    -----------

REVENUES:
      Interest income ..................   $     2,383    $     2,833    $     8,735    $     6,786


Expenses:
      Interest .........................     2,217,293      2,011,397      4,380,784      3,975,048
      Amortization .....................       101,158        101,157        202,315        202,315
      Related party management fee .....        75,000         75,000        150,000        150,000
      General and administrative .......        21,710         15,124         27,339         24,673
                                           -----------    -----------    -----------    -----------
       .................................     2,415,161      2,202,678      4,760,438      4,352,036
                                           -----------    -----------    -----------    -----------


Loss from Operations ...................    (2,412,778)    (2,199,845)    (4,751,703)    (4,345,250)

Equity in Income (Losses) of Operating
  Partnerships .........................       111,999       (436,445)    (1,674,030)    (2,083,957)
                                           -----------    -----------    -----------    -----------

Net Loss ...............................   $(2,300,779)   $(2,636,290)   $(6,425,733)   $(6,429,207)
                                           ===========    ===========    ===========    ===========

Net Loss Allocated to General Partners .   $   (23,008)   $   (26,363)   $   (64,257)   $   (64,292)
                                           ===========    ===========    ===========    ===========

Net Loss Allocated to Limited Partners .   $(2,277,771)   $(2,609,927)   $(6,361,476)   $(6,364,915)
                                           ===========    ===========    ===========    ===========

Net Loss per Unit of Limited Partnership
  Interest .............................   $    (3,796)   $    (4,350)   $   (10,602)   $   (10,608)
                                           ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
JUNE 30, 1998 AND DECEMBER 31, 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                                         June 30,       December 31,
                                                           1998             1997
                                                      -------------    -------------
ASSETS:
Cash and cash equivalents .........................   $     180,996    $   2,012,003
Deferred financing costs, net of accumulated
   amortization of $46,109 and $44,442 respectively           3,891            5,558
                                                      -------------    -------------

TOTAL ASSETS ......................................   $     184,887    $   2,017,561
                                                      =============    =============


LIABILITIES:
Purchase Money Note, net of unamortized discount ..   $  62,202,350    $  58,597,428
Notes payable .....................................       9,873,978        9,873,978
Accrued interest on operating deficit notes .......      20,000,449       19,224,587
Investments in Operating Partnerships .............       9,456,278        7,581,600
Accrued expenses ..................................           5,089           17,492
Due to affiliate ..................................       1,150,000        2,800,000
                                                      -------------    -------------
                                                        102,688,144       98,095,085
                                                      -------------    -------------

PARTNERS' DEFICIT:
Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
      and outstanding - 600 Units .................    (100,951,944)     (94,590,468)
 General partners .................................      (1,551,313)      (1,487,056)
                                                      -------------    -------------
                                                       (102,503,257)     (96,077,524)
                                                      -------------    -------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ...........   $     184,887    $   2,017,561
                                                      =============    =============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            June 30,        June 30,
                                                              1998            1997
                                                           -----------    -----------
Cash flows from operating activities:
      Net loss .........................................   $(6,425,733)   $(6,429,207)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization ..................................       202,315        202,315
         Equity in losses of Operating Partnerships ....     1,674,030      2,083,957
         Interest added to loan principal on Purchase
             Money Note ................................     3,604,922      3,199,186
         Increase in accrued interest on operating
             deficit notes..............................       775,862        775,862
         Decrease in accrued expenses ..................       (12,403)       (13,220)
         Decrease in due to affiliates .................    (1,650,000)      (650,000)
                                                           -----------    -----------

         Net cash used in operating activities .........    (1,831,007)      (831,107)

      Cash and cash equivalents, beginning of period ...     2,012,003      1,043,786
                                                           -----------    -----------

      Cash and cash equivalents, end of period .........   $   180,996    $   212,679
                                                           ===========    ===========

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------

                                   Units of
                                    Limited          Investor
                                  Partnership        Limited          General
                                   Interest          Partners         Partners          Total
                                 -------------    -------------    -------------    -------------
Balance, December 31, 1997 ...             600    $ (94,590,468)   $  (1,487,056)   $ (96,077,524)
Net loss .....................                       (6,361,476)         (64,257)      (6,425,733)
                                 -------------    -------------    -------------    -------------
Balance, June 30, 1998 .......             600    $(100,951,944)   $  (1,551,313)   $(102,503,257)
                                 =============    =============    =============    =============


Balance, December 31, 1996 ...             600    $ (80,708,206)   $  (1,346,831)   $ (82,055,037)
Net loss .....................                       (6,364,915)         (64,292)      (6,429,207)
                                 -------------    -------------    -------------    -------------
Balance, June 30, 1997 .......             600    $ (87,073,121)   $  (1,411,123)   $ (88,484,244)
                                 =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 (UNAUDITED)
--------------------------------------------------------------------------------

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by Twelve AMH Associates (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. The balance sheet at December 31, 1997 was derived from audited financial statements at such date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB as of and for the year ended December 31, 1997.

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


3.       RELATED PARTY TRANSACTIONS

         Expenses for the six months ended June 30, 1998 and 1997 include a management fee of $150,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $1,150,000 and $2,800,000 at June 30, 1998 and December 31, 1997,
         respectively. A payment of $1,800,000 was made to this affiliate during the first three months of 1998.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

4.       INVESTMENTS IN OPERATING PARTNERSHIPS

         The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

         Condensed Statements of Operations
         ----------------------------------

                                       Three Months Ended             Six Months Ended
                                            June 30,                       June 30,
                                      1998           1997            1998            1997
                                      ----           ----            ----            ----

Revenue:
     Hotel Operations .........   $ 18,299,150   $ 16,237,386    $ 31,917,791    $ 29,617,677
     Rental Operations ........      3,924,552      3,120,193       7,159,645       6,457,600
     Other ....................        186,914         96,702         280,894         201,213
                                  ------------   ------------    ------------    ------------
                                    22,410,616     19,454,281      39,358,330      36,276,490
                                  ------------   ------------    ------------    ------------

Expenses:
     Hotel Operations .........     13,079,354     12,106,280      24,292,599      23,334,522
     Rental Operations ........      3,186,571      2,179,691       5,657,868       4,456,543
     Interest .................      5,975,676      5,821,098      11,909,766      11,601,361
     Other ....................            937          1,806           8,972           9,842
                                  ------------   ------------    ------------    ------------
                                    22,242,538     20,108,875      41,869,205      39,402,268
                                  ------------   ------------    ------------    ------------

Net Income (Loss) .............   $    168,078   $   (654,594)   $ (2,510,875)   $ (3,125,778)
                                  ============   ============    ============    ============

Net Income  (Loss) Allocated to
     Twelve AMH Associates
     Limited Partnership ......   $    111,999   $   (436,445)   $ (1,674,030)   $ (2,083,957)
                                  ============   ============    ============    ============

Net Income (Loss) Allocated to
     Other Partners ...........   $     56,079   $   (218,149)   $   (836,845)   $ (1,041,821)
                                  ============   ============    ============    ============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operations
         ----------------------------------------------------------

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         Liquidity and Capital Resources
         -------------------------------

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and as of April 1, 1998 its membership interest in The Shops LLC ("Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex.

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

         The Partnership's primary source of revenue is distributions from Square 254, National Land and the Shops (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

         Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing zero coupon, purchase money notes and notes payable at maturity in August 1999. Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell all or a portion of its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun preliminary discussions with The Travelers Insurance Company in an attempt to restructure these loans and is exploring other alternatives to refinance or restructure this indebtedness. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion, or any, of their investment.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------------------

         The Partnership received no cash distributions from the Operating Partnerships during either of the six months ended June 30, 1998 or June 30, 1997.

         The Partnership's liquidity based on cash and cash equivalents declined from $2,012,003 at December 31, 1997 to $180,996 at June 30, 1998. This
         decrease was primarily the result of a $1,800,000 payment to an affiliate of the General Partner for accrued management fees (see Note
         3). The Partnership's cash and cash equivalents are invested primarily in money market mutual funds.

         The Operating Partnerships are not expected to make any future distributions until December 1998 or later, depending upon property operating results in 1998. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from the Operating Partnerships will be applied first to pay administrative expenses of the Partnership and then to repay unpaid asset management fees, which at June 30, 1998 were $1,150,000.


         Results of Operations
         ---------------------

         Loss from operations increased from $4,345,250 for the six months ended June 30, 1997 to $4,751,703 for the six months ended June 30, 1998. This increase is due to increases in Partnership expenses of $408,402, which was partially offset by an increase in revenues of $1,949. The increase in expenses resulted primarily from an increase of $405,736 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities of such loans. All other expenses remained relatively constant.

         Equity in losses of Operating Partnerships for the six months ended June 30, 1998 decreased 19.7% (from $2,083,957 to $1,674,030) when compared to the same period last year. This decrease was primarily due to an improvement in the operating results of Square 254, which was partially offset by a decline in the operating results of National Place. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 increased by $1,342,037 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997, due primarily to an increase in occupancy. Rental operations revenue increased from $6,457,600 for the six months ended June 30, 1997 to $7,159,645 for the six months ended June 30, 1998 primarily as a result of the inclusion of the Shops effective April 1, 1998. The operating results for the office towers portion of rental operations, however, decreased by $419,599 for the six months ended June 30, 1998 primarily due to a decrease in office and retail revenues and an increase in utilities and depreciation and amortization expenses. Operating results for National Land decreased by $360,231 for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 primarily as a result of an increase in interest expense.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  27. Financial Data Schedule

           (b)    Reports on Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 1998.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

SIGNATURES
--------------------------------------------------------------------------------

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


DATED:  August 14, 1998