Form 10QSB
period 1998-09-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1998-11-13
CIK 748524

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998              Commission File Number 0-13493
                  ------------------                                     -------

                   TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                   -----------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                                  04-2833662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

Five Cambridge Center, Cambridge, MA                       02142
---------------------------------------           -------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (617) 234-3000
                                                      ------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          YES     X        NO
                             -------------    ---------------

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
STATEMENT OF OPERATIONS
(UNAUDITED) (NOTE 1)
------------------------------------------------------------------------------


                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,
                                                          1998               1997             1998              1997
                                                          -----------------------             ----------------------

Revenues:
      Interest income............................      $     1,976       $     2,595       $     10,711      $      9,381
Expenses:
      Interest...................................        2,272,724         2,060,588          6,653,508         6,035,636
      Amortization...............................          101,157           101,157            303,472           303,472
      Related party management fee...............           75,000            75,000            225,000           225,000
      General and administrative.................           32,561            28,823             59,900            53,496
                                                       -----------       -----------       ------------      ------------
                                                         2,481,442         2,265,568          7,241,880         6,617,604
                                                       -----------       -----------       ------------      ------------

Loss from Operations.............................       (2,479,466)       (2,262,973)        (7,231,169)       (6,608,223)

Equity in Losses from
      Operating Partnerships.....................       (2,734,329)       (2,083,957)        (4,408,359)       (4,749,973)
                                                       -----------       -----------       ------------      ------------

Net Loss ........................................      $(5,213,795)      $(4,346,930)      $(11,639,528)     $(11,358,196)
                                                       ===========       ===========       ============      ============

Net Loss Allocated to General Partners...........      $   (52,138)      $   (43,469)      $   (116,395)     $   (113,582)
                                                       ===========       ===========       ============      ============

Net Loss Allocated to Limited Partners...........      $(5,161,657)      $(4,303,461)      $(11,523,133)     $(11,244,614)
                                                       ===========       ===========       ============      ============

Net Loss per Unit of Limited Partnership
  Interest.......................................      $    (8,603)      $    (7,172)      $   (19,205)      $    (18,741)
                                                       ===========       ===========       ============      ============


  The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
BALANCE SHEETS
(UNAUDITED)


------------------------------------------------------------------------------------------------------------------------------
                                                                            September 30,             December 31,
                                                                                1998                      1997
------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Cash and cash equivalents............................................    $       145,322             $    2,012,003
Deferred financing fee, net of accumulated
   amortization of $46,942 and $44,442 respectively..................              3,058                      5,558
                                                                         ---------------             --------------

      TOTAL ASSETS...................................................    $       148,380             $    2,017,561
                                                                         ===============             ==============

LIABILITIES:
Purchase Money Note, net of unamortized discount.....................    $    64,087,144             $   58,597,428
Notes payable........................................................          9,873,978                  9,873,978
Accrued interest on operating deficit notes..........................         20,388,379                 19,224,587
Investments in Operating Partnerships................................         12,290,931                  7,581,600
Accrued expenses.....................................................                 --                     17,492
Due to affiliates....................................................          1,225,000                  2,800,000
                                                                         ---------------             --------------

      TOTAL LIABILITIES..............................................        107,865,432                 98,095,085
                                                                         ---------------             --------------

PARTNERS DEFICIT:

Limited partners - Units of Limited
   Partnership Interest, $96,250 stated
   value per unit; authorized, issued
   and outstanding - 600 Units.......................................       (106,113,601)               (94,590,468)
General partners.....................................................         (1,603,451)                (1,487,056)
                                                                         ---------------             --------------

                                                                            (107,717,052)               (96,077,524)
                                                                         ---------------             --------------

TOTAL LIABILITIES AND PARTNERS DEFICIT...............................    $       148,380             $    2,017,561
                                                                         ===============             ==============

  The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(UNAUDITED) (NOTE 1)


----------------------------------------------------------------------------------------------------------------------
                                                                                      For the Nine Months Ended
                                                                                 September 30,          September 30,
                                                                                      1998                    1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
      Net loss...............................................................       $( 11,639,528)        $(11,358,196)
      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization........................................................             303,472              303,472
         Equity in loss of Operating Partnerships............................           4,408,359            4,749,973
      Changes in assets and liabilities:
         Interest added to loan principal on Purchase Money Note.............           5,489,716            4,871,844
         Increase in accrued interest on operating deficit notes.............           1,163,792            1,163,792
         Decrease in accrued expenses........................................             (17,492)             (15,010)

         Decrease in due to affiliates.......................................          (1,575,000)            (575,000)
                                                                                    -------------         ------------

         Net cash used in operating activities...............................          (1,866,681)            (859,125)
                                                                                    -------------         ------------

      Cash and cash equivalents, beginning of period.........................           2,012,003            1,043,786
                                                                                    -------------         ------------

      Cash and cash equivalents, end of period...............................       $     145,322         $    184,661
                                                                                    =============         ============


  The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
STATEMENT OF CHANGES IN PARTNERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(UNAUDITED)
------------------------------------------------------------------------------


                                        Units of
                                         Limited            Investor
                                       Partnership           Limited               General
                                        Interest            Partners              Partners                Total
                                        --------            --------              --------                -----

Balance, December 31, 1997                    600         $  (94,590,468)         $(1,487,056)        $  (96,077,524)
Net loss                                                     (11,523,133)            (116,395)           (11,639,528)
                                        ---------         ---------------         ------------        --------------
Balance, September 30, 1998                   600         $ (106,113,601)         $(1,603,451)        $ (107,717,052)
                                        =========          ==============         ============        ==============


Balance, December 31, 1996                    600         $  (80,708,206)         $(1,346,831)        $  (82,055,037)
Net loss                                                     (11,244,614)            (113,582)           (11,358,196)
                                        ---------         ---------------         ------------        --------------
Balance, September 30, 1997                   600         $  (91,952,820)         $(1,460,413)        $  (93,413,233)
                                        =========          ==============         ============        ==============

  The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------

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

3.    RELATED PARTY TRANSACTIONS

      Expenses for the nine months ended September 30, 1998 and 1997 include a management fee of $225,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $1,225,000 and $2,800,000 at September 30, 1998 and December 31, 1997
      respectively. A payment of $1,800,000 was made to this affiliate during the first quarter of 1998.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------

4.    INVESTMENTS IN OPERATING PARTNERSHIPS

       The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

       Condensed Statements of Operations
       ----------------------------------

                                                        Three Months Ended                     Nine Months Ended
                                                           September 30,                         September 30,

                                                     1998                1997               1998             1997
                                                     ----                ----               ----             ----
Revenue:
     Hotel Operations......................       $ 12,411,012        $ 11,466,776      $ 44,328,803      $ 41,084,453
     Rental Operations.....................          3,137,326           3,173,645        10,296,971         9,631,245
     Other.................................            139,970             149,641           420,864           350,854
                                                  ------------        ------------      ------------      ------------
                                                    15,548,338          14,790,062        55,046,638        51,066,552
                                                  ------------        ------------      ------------      ------------

Expenses:
     Hotel Operations......................         11,129,977          10,358,054        35,422,576        33,692,576
     Rental Operations.....................          2,641,245           2,575,976         8,299,113         7,032,519
     Interest..............................          6,018,311           5,854,856        17,928,077        17,456,217
     Other.................................                 16                 105             8,988             9,947
                                                  ------------        ------------      ------------      ------------
                                                    19,789,549          18,788,991        61,658,754        58,191,259
                                                  ------------        ------------      ------------      ------------

Net Loss...................................       $(4,101,241)        $(3,998,929)      $(6,612,116)      $(7,124,707)
                                                  ============        ============      ============      ============

Net Loss Allocated to Twelve AMH
     Associates Limited Partnership........       $(2,734,229)        $(2,666,016)      $(4,408,259)      $(4,749,973)
                                                  ============        ============      ============      ============

Net Loss Allocated to Other Partners.......       $(1,367,012)        $(1,332,913)      $(2,203,857)      $(2,374,734)
                                                  ============        ============      ============      ============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------


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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and, as of April 1, 1998, its membership interest in The Shops LLC
         ("The Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex.

         The Shops LLC was formed to assume the lease with respect to The Shops at National Place previously held by The Rouse Company. The
         Partnership holds a 66.7% membership interest in The Shops. Effective April 1, 1998 the Shops LLC began leasing the retail space under a lease agreement with Square 254. The lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease, which expires in 2083). The minimum annual rental consists of Base Rent of $1,368,100 plus Additional Rent of $202,440. In addition, a Percentage Rent would be due based upon meeting certain operational criteria.

         The Partnership's primary source of cash flow is distributions from Square 254, National Land and the Shops (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

         Based on the Partnership's current and expected cash flow, the Partnership will not have sufficient funds to satisfy its existing zero coupon, purchase money notes and notes payable at maturity in August 1999. Accordingly, if the Partnership cannot refinance or modify this

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------


         Liquidity and Capital Resources (continued)
         -------------------------------------------

         indebtedness on favorable terms, or sell all or a portion of its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun preliminary discussions with The Travelers Insurance Company, the holder of the Purchase Money Note, in an attempt to restructure these loans and is exploring other alternatives to refinance or restructure this indebtedness. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion, or any, of their investment.

         The Partnership received no cash distributions from the Operating Partnerships during either of the nine months ended September 30, 1998 or September 30, 1997.

         The Partnership's liquidity based on cash and cash equivalents declined from $2,012,003 at December 31, 1997 to $145,322 at September 30, 1998. This decrease was primarily the result of a $1,800,000 payment to an affiliate of the General Partner for accrued management fees (see Note 3). The Partnership's cash and cash equivalents are invested primarily in money market mutual funds.

         The Operating Partnerships are not expected to make any future distributions until December 1998 or later, depending upon property operating results in 1998. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from the Operating Partnerships will be applied first to pay administrative expenses of the Partnership and then to repay unpaid asset management fees, which at September 30, 1998 were $1,225,000.

         The Partnership is dependent upon the Operating Partnerships for day-to-day management. The Partners are currently assessing its computer system to ensure the system will function with respect to dates in the year 2000 and thereafter. The Partnership does not expect to incur any material costs associated with, or be materially affected by, the year 2000 issue.

         Results of Operations
         ---------------------

         Loss from operations increased from $6,608,223 for the nine months ended September 30, 1997 to $7,231,169 for the nine months ended September 30, 1998. This increase is due to increases in Partnership expenses of $624,276, which was partially offset by an increase in revenues of $1,330. The increase in expenses resulted primarily from an increase of $617,872 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities in August 1999 of such loans. All other expenses remained relatively constant.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------


         Results of Operations (continued)
         ---------------------------------

         Equity in losses of Operating Partnerships for the nine months ended September 30, 1998 decreased 7.2% from ($4,749,973) to ($4,408,359)
         when compared to the same period last year. This decrease was primarily due to an improvement in the operating results of Square 254, which was partially offset by a decline in the operating results of National Land. Net operating income generated by the Hotel portion of the mixed-use complex owned by Square 254 increased by $1,514,350 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, due primarily to an increase in occupancy. Rental operations revenue increased from $9,631,245 for the nine months ended September 30, 1997 to $10,296,971 for the nine months ended September 30, 1998 primarily as a result of the inclusion of the Shops effective April 1, 1998. The operating results for the office towers portion of rental operations, however, decreased by $530,858 for the nine months ended September 30, 1998 primarily due to a decrease in office and retail revenues and an increase in utilities expense, real estate and other taxes, legal and professional services. These were only partially offset by increases in parking and other revenues. Operating results for National Land decreased by $547,868 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 primarily as a result of an increase in interest expense.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
PART II - OTHER INFORMATION
------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

A.         Exhibits

           Exhibit 27, Financial Data Schedule

B.         Reports on Form 8-K

           No Report on Form 8-K was filed during the period.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

SIGNATURE
--------------------------------------------------------------------------------


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

                               TWELVE AMH ASSOCIATES LIMITED
                               PARTNERSHIP
                               (Registrant)

                               By:      Two Winthrop Properties, Inc.
                                        Managing General Partner

                                        By:      /s/ Michael L. Ashner
                                                 ---------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                        By:      /s/ Edward V. Williams
                                                 ----------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer

DATED: November 13, 1998