Form 10KSB
period 1998-12-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1999-04-15
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998            Commission File
                          -----------------            Number: 0-13493
                                                               -------

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (Exact Name of Small Business Issuer As Specified in Its Charter)

       Massachusetts                             04-2833662
---------------------------                      ----------
(State or Other Jurisdiction                     (IRS Employer
of Incorporation or Organization)                Identification Number)

5 Cambridge Center, Cambridge, Massachusetts                             02142
--------------------------------------------                             ------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's Telephone Number, Including Area Code:  617-234-3000

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

                       Documents Incorporated by Reference
                       -----------------------------------
                                      None

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

         The Partnership was capitalized by contributions from partners. In August 1984, upon completion of its offering, the Partnership sold 600 Units of Limited Partnership Interest at an aggregate purchase price of $57,750,000 pursuant to Regulation D promulgated under the Securities Act of 1933. The Partnership used the net proceeds from the offering, together with a line of credit obtained from a major commercial bank for an interim loan which has been repaid in full, and a purchase money note from the seller, the Aetna Casualty and Surety Company ("Aetna"), to acquire its 66.667% general partner interest in Square 254 Limited Partnership ("Square 254") and to acquire, in 1988, a 66.67% general partner interest in National Place Land Limited Partnership ("National Land"). Square 254 and National Land are hereinafter collectively referred to as the "Operating Partnerships." In addition, during the first quarter of 1998, the Partnership, together with its partners in the Operating Partnerships, formed The Shops LLC (see "The Retail Space" below) in which the Partnership holds a 66.67% member interest.

         Square 254 is a District of Columbia limited partnership organized in 1979. The general partners of Square 254 are the Partnership, the Quadrangle Development Corporation ("Quadrangle") and an affiliate of the Marriott Corporation ("Marriott"). Quadrangle is the managing general partner of Square
254. The limited partners are Marriott and NP Limited Partnership, an affiliate of Quadrangle. Quadrangle is the general partner of NP Limited Partnership and owns approximately 77% of the partnership interests in NP Limited Partnership. Quadrangle and Marriott are not affiliated with the Partnership, WFA or any of its affiliates.

         National Land is a District of Columbia limited partnership organized on August 8, 1988. The 66.67% general partner of National Land is the Partnership. Quadrangle and Marriott hold both limited partner interests and general partner interests in National Land.

         The Shops LLC is a District of Columbia limited liability company. The members of The Shops are the Partnership (66.67%), Quadrangle (16.665%) and Marriott (16.665%).

         The only business of the Partnership is investing as a general partner in Square 254 and National Land and as a member of The Shops LLC.

         The Partnership, together with Quadrangle and Marriott, is currently attempting to refinance the existing indebtedness of the Operating Partnerships. In addition, the Partnership is also attempting to obtain a forbearance agreement from its lender to avoid the lender from foreclosing on its interest in the Operating Partnerships for a period of time. It is expected that the Partnership's interest in the Operating Partnerships will be lost during the next two years. See Item 6 "Management's Discussion and Analysis or Plan of Operation" for additional information relating to the Partnership's ability to satisfy its loan obligations.

         In 1998, Two Winthrop successfully negotiated with Quadrangle and Marriott an amendment to the Partnership Agreements of the Operating Partnerships and the Limited Liability Company Agreement of The Shops LLC to provide for a buy/sell right among the entities which will enable the parties to cause a sale of the Properties or acquire the other entities interest in the Operating Partnerships and The Shops LLC.

Properties owned by the Operating Partnerships

         1.       Square 254

         Square 254 developed and presently owns and operates a mix-use complex know as "National Place," located at 1331 Pennsylvania Avenue, N.W., Washington, D.C. National Place consists of: (i) a 772-room J.W. Marriott Hotel managed by the Marriott Corporation, (ii) 71,000 square feet of retail space which was leased to and managed by The Rouse Company until April 1, 1998 at which time the lease was assigned to The Shops LLC and management was transferred to an affiliate of Quadrangle, (iii) 418,000 square feet of office space, (iv) a leasehold interest in the 1,600-seat National Theatre leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater, and (v) a 400-car parking garage managed by QuikPark, Inc. until

April 1, 1998, and since then by All-Right Parking, Inc. In addition, Square 254 leases from National Land pursuant to a ground lease (the "Ground Lease") which expires in 2083 the land on which National Place is located.

         The Hotel: The J. W. Marriott Hotel is a fifteen story, 772-room hotel which opened in February 1984. Its special features include four restaurants, in-house catering services, health club including an indoor swimming pool, two ballrooms of 14,000 and 8,400 square feet, 10 function rooms totaling 30,000 square feet, 18 hospitality suites, 2 Vice-Presidential suites, and 2 Presidential suites. The following table sets forth the average occupancy, average room rate and revenue per available room at the Hotel for the calendar years ended December 1998 and 1997:

                                           December 31,
                                         1998       1997
                                         ----       ----

Average Occupancy(%)                      85.5      83.9
Average Room Rate($)                      166       158
Revenue per
  Available Room($)                       142       133

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

         The Office Towers and common areas are managed by Quadrangle pursuant to an agreement which was scheduled to expire on April 30, 1999 but was extended in 1998 until April 30, 2004. The agreement provides for fees payable to Quadrangle of (i) 3% of gross receipts as a fee for management of the office space and (ii) $100,000 per year increased by 25% of the percentage increase in the CPI with January 1, 1984 as the base for management of the common areas. The following table sets forth the average occupancy, the average rent per square foot of the Office Towers and the effective rent per square foot after taking into consideration any free rent periods or give-backs for the calendar years ended December 1998 and 1997:

                                      December 31,
                                   1998         1997
                                   ----         ----
Average Occupancy(%)                88           85
Average Rent
  Per Square Foot ($)               33           33
Effective Rent($)                   32           32

         The Department of Justice ("DOJ") leases, in the aggregate, approximately 43% of the leasable space at the Office Towers (office and storage space of 175,675 square feet, in the aggregate). The leases with DOJ provide for annual rent payments in the aggregate of $5,738,020 and terminate on May 14, 2000 with respect to 87,413 square feet, December 10, 2000 with respect to 2,888 square feet, December 31, 2003 with respect to 2,699 square feet and August 14, 2004 with respect to 82,675 square feet.

         The National Association of Manufacturers ("NAM") leases 10.5% of leasable space at the Office Towers. NAM occupies the entire 6th floor (42,530 square feet), and 2,305 square feet on the 12th floor, with aggregate annual lease payments of $1,613,427, increasing annually with a lease termination date of April 30, 2012.

         The Retail Space: The Shops at National Place is a three-story indoor mall with 71,118 square feet of space, surrounding a central atrium, which is interconnected to the retail space in the National Press Building. The space beneath the National Press Building is not owned by Square 254. Effective April 1, 1998 management of the section owned by Square 254 was transferred from the Rouse Company, which is not affiliated with the Partnership or its General Partners, to an affiliate of Quadrangle. In addition, The Rouse Company assigned, and The Shops LLC assumed, the lease with respect to The Shops at National Place. The lowest level of The Shops has both retail tenants and restaurants. The middle level has primarily retail tenants. The upper level is a food court with fast-food restaurants and large common seating areas. In addition, The Shops connect with the Hotel lobby on the lowest level along an arcade, where additional food and retail operations are located. In all, there are approximately 40 merchants currently leasing the retail space.

         The retail space is governed by a lease between Square 254 as Lessor and, effective April 1, 1998, The Shops LLC as Lessee. The original term of the lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease). Payments to Square 254 under the lease are dependent on and a function of net cash flow from the retail space. The Base Rent is $1,368,100 (or approximately $19.00 per square foot). The Additional Rent $202,440 (or approximately $3 per square foot) is the amount of the increase in the annual lease payment because the net cash flow during the first two years of operation was below $18 per square foot. The Base Rent and the Additional Rent are limited, however, to the extent that cash flow generated by The Shops LLC is sufficient to pay such amounts. The Percentage Rent is 67% of net cash flow in excess of the aggregate of the Base Rent and the Additional Rent up to $30.56 per square foot plus 72% of net cash flow in excess of $30.56 per square foot up to $37 per square foot and 63% of net cash flow in excess of $37 per square foot. No Percentage Rent was paid to Square 254 in 1998 or 1997. In addition any increase in rent under the ground lease due to a redevelopment that materially changes the market area will raise the fixed annual rent by 7% of such increase.

         The National Theater: The National Theater is a seven-story structure whose auditorium holds approximately 1,600 seats. It was built in 1885 with substantial renovations in 1922 and 1984. The National Theater is leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater.

         Revenue received by Square 254 from the National Theater was $78,650 and $66,816 in 1998 and 1997, respectively.

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

         The Parking Garage: The Parking Garage is a 400-car, underground parking facility consisting of five floors of underground parking garage facilities, together with the first floor garage entrance, driveway and ramps leading to the parking facility, containing approximately 143,662 square feet. Square 254 received $591,156 and $379,836 in revenue from the Parking Garage for the years ended December 31, 1998 and 1997, respectively.

         The Parking Garage was leased to QuikPark, Inc. under a lease until April 1, 1998 at which time All-Right Parking Washington, Inc., an entity in which an affiliate of WFA holds an ownership interest, assumed the lease and began providing services at the Parking Garage. The rent payable under the lease is equal to ninety-five percent of gross revenue (i.e. all receipts other than D.C. Parking Tax). The operating expenses of the Parking Garage are expenses of Square 254.

         2.       National Land

         National Land was formed in 1988 for the purpose of purchasing the fee interest in the Land and the National Theater Building (collectively, the "New Properties") from the Pennsylvania Avenue Development Corporation ("PADC"). As a result, National Land became the lessor under the Ground Lease and the Theater Lease under which Square 254 is the Lessee.

         Square 254 signed a lease with the PADC on September 12, 1979 (the "Ground Lease"). The commencement date for the land was September 12, 1979 and for the National Theatre building was December 29, 1980. In August 1988, National Land purchased the land and National Theatre building from PADC and assumed the Ground Lease from PADC. The term of the lease is 99 years. At the expiration of the lease, National Land will own the land and National Theatre building. Square 254 pays annual rent of $2,100,000 to National Land. Square 254 is also obligated to pay Additional Ground Lease Rent consisting of (a) $600,000 of the first $3,150,000 of net cash flow pari passu with the distribution of $2,550,000 to Square 254 and (b) 20% of all remaining net cash flow after distribution to Square 254 of an amount equal to a 12% return upon Square 254's equity in the property, if any, in excess of $15,000,000. Until there is an appraisal (which is not expected to occur during the first fifteen years), Square 254's equity will not be deemed to exceed $40,000,000. No additional Ground Lease Rent was paid by Square 254 in 1998 or 1997.

         Square 254 and National Land maintain property and liability insurance on the properties and believes such coverage to be adequate.

Buy/Sell Agreement

         In 1998, the Partnership, Marriott and Quadrangle entered into a buy/sell agreement. Pursuant to the agreement, either the Partnership, Marriott and/or Quadrangle (the "initiating partner") has the right to give notice to the other partners (the "non-initiating partners") that it desires to sell all of the assets of the Operating Partnerships (the "Assets") to a third party for a stated price. The non-initiating partners would then have the right to purchase the initiating partner's interests in the Operating Partnerships and The Shops for a price which the initiating partner would have received if the Assets were sold for the price set forth in the notice. If the non-initiating partners elect not to purchase the initiating partner's interests, then the Assets are to be marketed for sale at a price of no less than the notice price. No partner has presently exercised its right to purchase under the buy/sell agreement.

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

Item 2.  Description of Properties

         The Partnership owns no property other than its interest in Square 254, NPLLP and The Shops LLC. The Operating Partnerships own no property other than the properties which are described under Item 1 above.

         The annual realty taxes for the Properties in 1998 were $3,228,601.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

         There is no public trading market for the Units. Trading in the Units is infrequent and occurs solely through private transactions. In addition, transfers of Units are subject to limitations contained in the Partnership's partnership agreement, including a requirement that the General Partners consent thereto which consent may be granted or withheld in the General Partners' sole discretion. As of March 15, 1999, there were approximately 714 holders of 600 outstanding Units.

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

         Square 254 made distributions to the Partnership totaling $500,000 and $1,832,785 in 1998 and 1997, respectively. Certain fees due to an affiliate were repaid from these distributions. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Item 6.  Management's Discussion and Analysis or Plan of
                  Operation

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 and National Land and its company interest in The Shops LLC. It is anticipated that the Partnership's interest in Square 254, National Land and The Shops LLC will be foreclosed upon during the next two years. Prior to 1996, the Partnership received no cash distributions from the Operating Partnerships. As a result, the Partnership had relied on loans from affiliates as its primary source of liquidity. In order to satisfy its administrative and other expenses, affiliates of the General Partners have made interest-free loans to the Partnership for administrative expenses, an interest-bearing loan related to the Partnership's interest in National Land and Winthrop Management has agreed to defer its fees. As of December 31, 1998, all loans from affiliates of the General Partners have been fully repaid and the Partnership owed $1,300,000 to Winthrop Management for unpaid asset management fees. In 1998 and 1997, the Operating Partnerships had sufficient revenues to make distributions to the Partnership totaling $500,000 and $1,832,785, respectively. These distributions were used to satisfy certain of the fees due to an affiliate. In January 1998, the Partnership paid Winthrop Management's 1998 fee of $300,000 and reduced the $2,800,000 accrued management fee balance at December 31, 1997 by $1,500,000. The balance of the distribution plus the $500,000 distribution received in December 1998 have been retained as Partnership reserves.

         In the future, the Partnership will continue to require cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnerships. The Partnership has made no commitments for capital expenditures as of December 31, 1998. To the extent required, affiliated entities have agreed to provide funds to the Partnership in an amount sufficient to satisfy the Partnership's operating requirements through August 31, 1999.

         Based on Square 254's budget for 1999, it is anticipated that Square 254 will generate positive cash flow from operations. However, at present, such excess is budgeted for capital improvements and refinancing costs. To the extent that cash from operations is not used for capital improvements or refinancing costs, it is expected that Square 254 would be able to make a distribution to the Partnership in 1999. If such excess is used, however, for capital improvements and/or refinancing costs, Square 254 will most likely not have sufficient funds to make a distribution to the Partnership. The ability of Square 254 to generate sufficient cash flow with which to make distributions to its partners is subject to many factors outside the control of the Partnership. Accordingly, there can be no assurance that Square 254 will continue to be able to make distributions to its partners.

         In addition to the unpaid asset management fee described above, the Partnership is obligated on the following loans:

         (a) In connection with the Partnership's acquisition of its interest in Square 254, the Partnership obtained a non-recourse purchase money note payable to Aetna in the principal amount of $22,000,000 (the "Aetna Loan"). The Aetna Loan bears simple interest at 15% per annum and requires no current payments until maturity in August 1999, at which time the lender is obligated to refinance the Note if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to the lender's then current rate for 10-year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment. However, the Partnership may not be able to satisfy the debt service for the refinanced loan. On December 31, 1998, the outstanding balance of principal plus accrued interest on the Aetna Loan was $69,300,000. In 1996, Aetna sold its loan to The Travelers Insurance Company ("Travelers").

         (b) Aetna also provided the Partnership with a $20 million line of credit (the "Aetna Line of Credit"), which expired in December 1989. The Partnership used the Aetna Line of Credit to fund its requirement to contribute its pro rata share of operating deficits incurred by Square 254. Borrowings under the Aetna Line of Credit bear interest at the annual rate of 15.5% and require no current payments until maturity in August 1999 at which time the lender is obligated to refinance the Aetna Line of Credit if the Partnership is unable to obtain financing from another source. The term of the refinancing shall be 10 years; the rate of the refinancing shall be equal to the lender's then current rate for 10-year permanent loans secured by first mortgage liens on collateral substantially similar to the Partnership's investment. On December 31, 1998, the outstanding balance of principal and accrued interest on the Aetna Line of Credit was $30,650,288. In 1996, Aetna sold its loan to Travelers.

         Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy the Purchase Money Note and Operating Deficit Notes that are scheduled to mature on August 31, 1999. Accordingly, if the Partnership cannot refinance or modify these notes on favorable terms, or sell its interest in the Operating Partnerships for amounts sufficient to satisfy such indebtedness, the Partnership may lose its interests in the Operating Partnerships through foreclosure. The Managing General Partner has begun discussions with Travelers in an attempt to restructure these loans. At this time, it appears that a restructuring of these notes is not likely. Accordingly, the Managing General Partner will seek a forbearance agreement from Travelers in an effort to put off foreclosure for as long as possible. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion, or any, of their investment.

         Square 254

         Square 254 receives room revenues from the Hotel and rental revenues from the other components of its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Square 254 had positive cash flow prior to making a distribution to partners for the year ended December 31, 1998 and 1997. Square 254 uses working capital reserves as its primary source of liquidity. Square 254 had adequate working capital reserves to fund its operations and other expenditures through 1998.

         During 1998, the general partners of Square 254 made substantial capital expenditures of $3,071,514. The majority of these expenditures were made in connection with re-leasing a significant portion of the Office Towers and renovation of meeting rooms at the Hotel. Such expenditures were funded from Square 254's short-term investments and unrestricted cash reserves, which together had a balance of $12,950,266 at December 31, 1998 as well as cash generated from operation of Square 254. Each year, a portion of the gross revenue of the Hotel (currently 5% of gross revenue) is added to the Hotel replacement reserve account for the purpose of funding future capital requirements of the Hotel. The Hotel replacement reserve account had a remaining balance of $4,738,655 as of December 31, 1998.

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

         Square 254 has two mortgage loans, both of which are secured by a first mortgage on its assets. The debt maturity date is in 1999 with a balloon payment in the aggregate of approximately $124 million. The aggregate mortgage balance was $124,469,383 as of December 31, 1998. See, Item 7 "Financial Statements" ,
Note 4 for a description of the terms of these loans.

         The Partnership believes that the Square 254 loans will be able to be refinanced or restructured on or prior to maturity. The Partnership is currently pursuing, along with Square 254's other two general partners, refinancing and restructuring opportunities. However, if these loans are not refinanced, restructured or satisfied, or the property is not sold, it could be lost through foreclosure.

         Under the terms of the Ground Lease, Square 254 was able to defer certain amounts of its rent obligations. The deferred amount accrues interest at 12.4447% per annum. Interest and deferred rent is repaid monthly to the extent Square 254 has sufficient cash flow. In each of 1998 and 1997, Square 254 made payments on the deferred ground rent of principal and interest of $153,929. The outstanding balance of deferred ground rent on December 31, 1998 was $789,248. Square 254 is current in its obligation under the Ground Lease with respect to payment due on the deferred ground rent.

         National Land

         National Land receives revenues solely from lease payment under the Ground Lease and is responsible for debt service payments. In connection with its acquisition of the Land, National Land obtained a loan in the original principal amount of $43,101,900, which loan matures in 2018. As of December 31, 1998, the outstanding balance on this loan was $43,101,900. In addition, accrued interest on this loan totaled $45,676,266 at December 31, 1998. See, Item 7, "Financial Statements", Note 4 for a description of the terms of this loan.)

         In order for National Land to sell its property or refinance the loan encumbering the property, the consent of all of the general partners is required.

Results of Operations

       The Partnership's loss from operations increased from $8,932,690 for the year ended December 31, 1997 to $9,766,232 for the year ended December 31, 1998. This increase in loss from operations was due to an increase in interest expense of $836,434 which was only partially offset by a decrease in other expenses of $2,892. Interest expense increased due to increased principal and accrued interest balance on the Partnership's outstanding loans. All other items of revenue and expense remained relatively constant.

       The Operating Partnerships' net loss increased from $7,656,008 for the year ended December 31, 1997 to $8,383,529 for the year ended December 31, 1998. The increase in net loss is attributable to a decrease in net rental operating income and an increase in interest expense, which was partially offset by an increase in hotel operations. Hotel operations revenue increased by $4,401,491 for the year ended December 31, 1998 as compared to December 31, 1997 as a result of a higher average room occupancy and average rental rate as well as increased food, beverage and other revenue. There was a corresponding increase in hotel operations expense of $3,008,089 for such comparable periods due to increases in direct room and food costs, administrative expenses, management fees and repairs and maintenance expenses which were only slightly offset by decreases in insurance, utilities and miscellaneous costs. Rental operations revenue increased by $1,484,200 and rental operations expense increased by $2,103,205 primarily as a result of the commencement of operations for The Shops LLC in 1998. Interest expense increased $640,338 in 1998, as compared to 1997, as a result of an increase in interest expense from National Land.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

       To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Twelve AMH Associates Limited Partnership:

We have audited the accompanying balance sheets of Twelve AMH Associates Limited Partnership (the "Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twelve AMH Associates Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the uncertainty as to the Partnership's ultimate ability to repay the outstanding purchase money notes and operating deficit notes payable, and an operating partnership's ability to repay its loans due in 1999 raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Boston, Massachusetts
March 29, 1999

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1998 AND 1997

                                                                                       1998                 1997
                                                                                       ----                 -----
Assets:
Cash and cash equivalents..............................................          $   629,887           $  2,012,003
Deferred financing costs, net of accumulated
   amortization of $47,775 and $44,442 respectively ...................                2,225                  5,558
                                                                                 -----------           ------------
       Total assets....................................................          $   632,112           $  2,017,561
                                                                                 ===========           ============

Liabilities:

Purchase Money Note, net of unamortized discount ......................          $ 66,029,049          $ 58,597,428
Notes payable .........................................................             9,873,978             9,873,978
Accrued interest on operating deficit notes ...........................            20,776,310            19,224,587
Investments in Operating Partnerships .................................            14,072,159             7,581,600
Accrued expenses.......................................................                     -                17,492
Due to affiliate ......................................................             1,300,000             2,800,000
                                                                                 ------------           -----------
                                                                                  112,051,496            98,095,085
                                                                                 ------------           ------------
Partners' Deficit:

Limited partners - Units of Limited Partnership
 interest, $96,250 stated value per unit; authorized,
 issued and outstanding - 600 Units ...................................          (109,778,909)          (94,590,468)
General partners ......................................................            (1,640,475)           (1,487,056)
                                                                                 -------------          ------------

                                                                                 (111,419,384)          (96,077,524)
                                                                                 -------------          ------------


     Total liabilities and partners' deficit ..........................          $    632,112           $  2,017,561
                                                                                 =============          ============





      The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                        1998                   1997
                                                                                        ----                   ----
Expenses:
Interest ..............................................................          $   8,983,343           $  8,146,909
Amortization ..........................................................                404,630                404,630
Related party management fee  .........................................                300,000                300,000
Other..................................................................                 78,259                 81,151
                                                                                 -------------           ------------
                                                                                     9,766,232              8,932,690
                                                                                 -------------           ------------

Loss from operations.......................................                         (9,766,232)            (8,932,690)

Interest income............................................                             13,635                14,433

Equity in losses of operating partnerships.................                         (5,589,263)            (5,104,230)
                                                                                 --------------          -------------
Net loss ..................................................                      $ (15,341,860)          $(14,022,487)
                                                                                 ==============          =============
Net loss allocated to general partners.....................                      $    (153,419)          $   (140,225)
                                                                                 ==============          =============
Net loss allocated to limited partners.....................                      $ (15,188,441)          $(13,882,262)
                                                                                 ==============          =============
Net loss per unit of limited partnership interest..........                      $     (25,314)          $    (23,137)
                                                                                 ==============          =============








    The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                     Limited                  General
                                                    Partners                 Partners                 Total
                                                    --------                 --------                 ------

Balance, December 31, 1996..............         $  (80,708,206)           $ (1,346,831)            (82,055,037)

Net Loss................................            (13,882,262)               (140,225)            (14,022,487)
                                                 ---------------           -------------          --------------

Balance, December 31, 1997..............            (94,590,468)             (1,487,056)            (96,077,524)

Net Loss................................            (15,188,441)               (153,419)            (15,341,860)
                                                 ---------------           -------------          --------------
Balance, December 31, 1998..............         $ (109,778,909)           $ (1,640,475)          $(111,419,384)
                                                 ===============           =============          ==============










      The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                            1998            1997
                                                                                            ----            ----
Cash flows from operating activities:

Net loss ..........................................................                    $(15,341,860)    $(14,022,487)

Adjustments to reconcile net loss to net cash
 used in operating activities:
Amortization ......................................................                       4,536,250        3,699,484
Equity in losses of Operating Partnerships ........................                       5,589,263        5,104,230
Interest added to loan principal on Purchase
 Money Note .......................................................                       3,300,000        3,300,000
Increase in accrued interest on operating deficit notes ...........                       1,551,723        1,551,723
(Decrease)/increase in accrued expenses ...........................                         (17,492)           2,482
Decrease in due to affiliate ......................................                      (1,500,000)        (500,000)
                                                                                       -------------    -------------

  Net cash used in operating activities .............................                    (1,882,116)        (864,568)
                                                                                       -------------    -------------

Cash flows from investing activities:

Distributions received from an operating partnership................                       500,000         1,832,785
                                                                                       -------------    -------------

 Net cash provided by investing activities .........................                       500,000         1,832,785
                                                                                       -------------    -------------

(Decrease)/increase in cash and cash equivalents....................                    (1,382,116)          968,217

Cash and cash equivalents, beginning of the period..................                     2,012,003         1,043,786
                                                                                       -------------    -------------

Cash and cash equivalents, end of the period.......................                    $   629,887      $  2,012,003
                                                                                       =============    =============

Supplemental disclosure of cash flow information
   Cash paid for interest..........................................                    $         -      $          -
                                                                                       =============    =============







     The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

1.    ORGANIZATION

Twelve AMH Associates Limited Partnership (the "Partnership") was organized as a Massachusetts limited partnership under the Massachusetts Uniform Limited Partnership Act on April 24, 1984, for the purpose of acquiring a 66.667% general partnership interest in Square 254 Limited Partnership ("Square 254"), a District of Columbia limited partnership organized in 1979. On August 31, 1984, the Partnership acquired the interest in Square 254 from The Aetna Casualty and Surety Company, a Connecticut corporation ("Aetna"). In 1988, the Partnership acquired a 66.67% general partner interest in National Place Land Limited Partnership ("National Land"). In 1998, the Partnership, together with its partners in Square 254 and National Land, formed The Shops LLC in which the Partnership holds a 66.67% member interest. Square 254, National Land and The Shops LLC are collectively referred to as the Operating Partnerships.

Square 254 has developed and presently owns and operates a multiple use complex known as "National Place", located at 1331 Pennsylvania Avenue, NW, Washington D.C. National Place consists of the 772-room J.W. Marriott Hotel, a retail area containing 71,000 square feet, office towers containing 418,000 net rentable square feet, a 400-car parking garage and the 1,600-seat National Theatre, which is subleased to a not-for-profit organization. Square 254 leased the land on which National Place is situated and the National Theatre Building on a long term basis from the Pennsylvania Avenue Development Corporation through August 11, 1988, after which it has been leased from National Land as described below. Additionally, beginning April 1, 1998, Square 254 leases the retail space to The Shops LLC. Prior to April 1, 1998, the retail space was leased to an unaffiliated third party, as described below. The Partnership will terminate on December 31, 2090, or sooner, in accordance with the terms of the Partnership Agreement. The general partners of the Partnership are Two Winthrop Properties, Inc. and Linnaeus Lexington Associates Limited Partnership. The general partners of Square 254 are Quadrangle Development Corporation, a Delaware corporation, Marriott Corporation, a Delaware corporation, and the Partnership.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

1.    ORGANIZATION (continued)

National Land was organized on August 8, 1988 to acquire and lease both the land underlying the National Place complex (the "Land") and the National Theatre Building for an aggregate purchase price of $43,101,900. As owners of the Land, the Land Partnership partners became lessors under the 99-year lease of the Property (the "Lease") to Square 254 described in the Confidential Memorandum dated June 11, 1984 (the "Confidential Memorandum"). Square 254, as lessee, remains obligated under the Lease to pay rent to the Land Partnership, as lessor. The rent payments under the Lease to the Land Partnership provide the cash flow that will service the acquisition debt incurred by the Land Partnership in connection with the purchase of the Land.

Each of the partners of National Land contributed to the capital of National Land its pro rata share of the approximately $1,000,000 of expenses incurred in connection with the purchase of the Land and the closing of the $43,101,900 loan from AEW Trust #136, a trust funded by certain pension funds. As security for this loan, the lender received a first priority deed of trust in the property of National Land. The partners of National Land (including the Partnership) also pledged a portion of their respective partnership interests in Square 254 to the lender. In addition, the Partnership granted to Aetna a security interest in the Partnership's interest in National Land. The Partnership's pro rata share of National Land's initial capitalization was $667,000, which was loaned by Two Winthrop Properties, Inc. to the Partnership at an interest rate of the then current rate for five year U.S. Treasury Notes plus 250 basis points. This loan was repaid from the first available cash flow from operations of the Partnership in 1996. Net profits and losses of National Land are to be allocated among partners in proportion to their respective partnership interests.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

Basis of Accounting

The Partnership prepares its financial statements using the accrual basis of accounting. The Partnership, as an investor partnership, accounts for its investments in Operating Partnerships using the equity method of accounting. Under the equity method of accounting, the investment cost (including amounts paid or accrued) is subsequently adjusted by the Partnership's share of the Operating Partnerships' results of operations and by distributions received. Costs relating to the acquisition and selection of the investments in the Operating Partnerships are capitalized to the investment account and amortized over forty years. Costs in excess of the Partnership's initial basis in the net assets of Square 254 (approximately $14,800,000) are also amortized over forty years. The accounting books and records of the Operating Partnerships are maintained using the accrual basis of accounting.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (continued)

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

3.    DEFERRED FINANCING COSTS

The following is a summary of deferred financing costs at December 31, 1998 and 1997:


                                      Amortization
                                         Period                 1998                1997
                                      ------------            --------            --------
Financing fee, at cost                   15 years            $  50,000          $  50,000

Less:  Accumulated amortization                                (47,775)           (44,442)
                                                             ----------         ----------
Unamortized costs                                            $   2,225          $   5,558
                                                             ==========         ===========



TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS

The Partnership's Investments in the Operating Partnerships are summarized as follows:


                                                          National Land       Square 254           The Shops LLC
                                                          --------------      ----------           -------------
Balance, December 31, 1996.......................          $ 21,659,269      $(21,902,889)              --

Distribution from Operating Partnership..........            (1,832,785)           --                   --
Amortization.....................................              (400,965)           --                   --
Equity in losses of Operating Partnerships.......              (774,525)       (4,329,705)              --
                                                           ------------      -------------          -------------

Balance, December 31, 1997.......................            18,650,994       (26,232,594)              --

Member contribution..............................               --                 --                   --
Distribution from Operating Partnership..........              (500,000)           --                   --
Amortization.....................................              (401,296)           --                   --
Equity in losses of Operating Partnerships.......              (765,692)       (4,823,571)              --
                                                           ------------      -------------          -------------

Balance, December 31, 1998.......................           $16,984,006      $(31,056,165)              --
                                                           ============      =============          =============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The condensed financial statements and condensed notes to financial statements of the Operating Partnerships (presented on a combined basis with all significant inter-entity transactions eliminated) are as follows:

CONDENSED BALANCE SHEETS


                                                                             December 31,             December 31,
                                                                                1998                    1997
                                                                            ------------             ------------
Assets
------
Rental property, net of accumulated depreciation
  of $91,544,702 and $82,454,125, respectively.....................         $114,050,897            $120,069,960
Land     ..........................................................           39,123,872              39,123,872
Cash, cash equivalents and replacement reserve.....................           13,470,538               8,858,411
Accounts receivable, net of allowance for
   doubtful accounts of $210,151 and
   $100,000, respectively..........................................            2,971,902               3,620,575
Deferred costs, net of accumulated amortization
   of $204,484 and $185,316, respectively..........................              386,630                 405,798
Other assets.......................................................            3,868,106               4,158,980
                                                                            ------------            -------------
         Total Assets..............................................         $173,871,945            $176,237,596
                                                                            ============            =============
Liabilities and Owners' Deficit
-------------------------------

Liabilities:
     Notes payable.................................................         $213,247,549            $206,957,700
     Accounts payable..............................................            3,723,499               3,662,640
     Other liabilities.............................................              493,144                 325,974
                                                                            ------------            -------------

                                                                             217,464,192             210,946,314
Owners' Deficit:
     Twelve AMH Associates Limited Partnership.....................          (23,714,004)            (17,624,741)
     Others........................................................          (19,878,243)            (17,083,977)
                                                                            ------------            -------------

Total Owners' Deficit..............................................          (43,592,247)            (34,708,718)
                                                                            ------------            -------------

Total Liabilities and Owners' Deficit..............................         $173,871,945            $176,237,596
                                                                            ============            =============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

CONDENSED STATEMENTS OF OPERATIONS


                                                                                  Years Ended December 31,
                                                                                  ------------------------

                                                                             1998                         1997
                                                                           ---------                   ----------
Hotel:

     Revenues.................................................            $ 63,965,742             $  59,564,251
     Operating expenses.......................................             (47,095,991)              (44,087,902)
     Depreciation and amortization............................              (4,805,883)               (4,297,893)
                                                                          --------------           --------------
Net hotel operations..........................................              12,063,868                11,178,456
                                                                          --------------           --------------

Rental:
     Revenues.................................................              14,514,313                13,030,113
     Operating expenses.......................................              (7,217,776)               (5,114,571)
     Depreciation and amortization............................              (4,303,862)               (3,858,419)
                                                                          --------------           --------------

Net rental operations.........................................               2,992,675                 4,057,123

Interest......................................................             (23,993,031)              (23,352,693)
Other   ......................................................                 552,959                   461,106
                                                                          --------------           --------------

Net loss......................................................            $ (8,383,529)            $  (7,656,008)
                                                                         ===============           ==============

Net loss allocated to Twelve AMH
     Associates Limited Partnership...........................           $  (5,589,263)            $  (5,104,230)
                                                                         ==============            ==============

Net loss allocated to others..................................           $  (2,794,266)            $  (2,551,778)
                                                                         ==============            ==============


TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

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

        Rental property includes building costs, lease costs and furniture, fixtures and equipment. Building costs are recorded at cost and are composed of the J.W. Marriott Hotel and National Place. Depreciation is computed using the straight-line method over 40 years commencing when the component is placed in service. Depreciation and amortization expense amounted to $9,109,745 and $8,156,312 for 1998 and 1997, respectively.

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

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

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

Income Taxes

No provision has been included in the financial statements for federal income taxes since income or loss of the Operating Partnerships is required to be reported by the respective partners or members. The Operating Partnerships are subject to local franchise taxes.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Partnerships to make estimates and judgments that affect the reported amounts of assets and operating liabilities and disclosures of contingencies at the date of the financial statements and the revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

Reclassification

        Certain 1997 amounts have been reclassified to conform to the 1998 presentation.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

B.    Notes Payable

The Aetna Life Insurance Company has provided permanent loan financing to Square
254. The terms of the loans and balances outstanding are as follows:


                                                                                          1998              1997
                                                                                          ----              -----
    15-year permanent loan at 11 5/8% interest. Principal and interest payments of $1,178,000 are due monthly based on a 38-year amortization schedule. The loan is due July 1999 with a balloon payment of approximately $114,400,000 plus accrued interest thereon. The loan may be prepaid after July 1996 with
    a prepayment premium of 3%.  Such premium is reduced by 1% each year.                 $114,805,352      $115,547,662

    15-year permanent loan at 13% interest. Principal and interest payments of
    $109,200 are due monthly based on a 38-year amortization schedule. The loan is due May 1999 with a balloon payment of approximately $9,650,000 plus accrued interest thereon. The loan may be prepaid after May 1996 with a
    prepayment premium of 3%.  Such premium is reduced by 1% each year.                      9,664,031         9,714,483
                                                                                          -------------     -------------

                                                                                           124,469,383       125,262,145

The above loans are secured by the building and tenant improvements. There are no restrictive covenants or provisions on the loans. Square 254 has estimated the fair value of its notes payable at December 31, 1998 to be $127,507,000 by discounting the future cash flows under the notes payable using borrowing rates for notes with similar terms and maturities.

NPLLP has obtained long term financing from the AEW Trust #136 as follows:

    30-year permanent loan at 11% base interest and additional interest based on
    NPLLP's net cash flow, as defined in the loan agreement. Minimum monthly interest payments are $187,827. Any unpaid base interest in excess of the minimum monthly interest payment will be deferred and added to principal, up to a maximum principal outstanding of $300,000,000. All unpaid principal and interest is due in August 2018, including "shared appreciation interest,"
    which is based on the capitalized value of the land lease and on the lender's required rate of return. The note is secured by NPLLP's interest in the land lease. Also, NPLLP's partners have assigned portions of their
    interests in Square 254 as additional collateral.                                        88,778,166        81,695,555
                                                                                          -------------     -------------

                                                                                           $213,247,549      $206,957,700
                                                                                          =============     =============


In addition, the Partnership has collaterally assigned a portion of its interest in Square 254 and all of its interest in NPLLP as additional collateral for a note payable of NPLLP.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

  C.  Related Party Transactions

  Square 254 has entered into a contract for hotel management services with Marriott Corporation ("Marriott"), a general partner of the Operating Partnerships, which has an initial term of 30 years commencing with the opening date of the hotel and four 10-year renewal options. Under the terms of the management agreement, Marriott will retain a fee equal to 20% of the operating profit of the hotel subject to certain deferrals. This fee amounted to $3,524,168 and $3,092,689 in 1998 and 1997, respectively. There were no deferred fees as of December 31, 1998 and 1997. In addition, Marriott earns an amount equal to 3 percent of gross revenues to cover costs and expenses incurred as managing agent. This fee amounted to $1,918,970 and $1,786,926 in 1998 and 1997, respectively. Total management fees earned by Marriott amounted to $5,443,138 and $4,879,615 in 1998 and 1997, respectively.

Square 254 has entered into a property management agreement with QDC Property Management, Inc., a subsidiary of Quadrangle Development Corporation ("QDC"), a general partner of the Operating Partnerships. Under the terms of the agreement, the management company will be paid a fee equal to 3 percent of the gross rentals from National Place office space but not less than $5,000 per month. Additionally, for common area management services, QDC Property Management, Inc. is to be paid an annual base fee of $100,000 with increases tied to the Consumer Price Index. Management fees earned by QDC Property Management, Inc. amounted to $392,036 and $404,405 for the years ended December 31, 1998 and 1997, respectively.

Square 254 reimburses Quadrangle Management Corporation ("QMC") for certain costs incurred by QMC on its behalf, such as engineering, janitorial, and tenants services. Total reimbursable costs earned by QMC were $627,700 and $604,220 in 1998 and 1997, respectively.

Square 254 entered into a garage management agreement with Quik Park, Inc., an affiliate of QDC, which expires in 2004. Quik Park, Inc. earns a management fee of 5 percent of gross garage revenue. The agreement with Quik Park, Inc. was terminated effective April 1998. Allright Parking Washington, Inc., an affiliate of a general partner of the Partnership, assumed the management contract on the date of Quik Park Inc.'s termination. Quik Park Inc.'s fees amounted to $18,320 and $85,456 for 1998 and 1997, respectively. Allright Parking Washington, Inc.'s fees amounted to $86,518 for 1998.

On September 12, 1979, Square 254 entered into a 99-year land lease agreement with Pennsylvania Avenue Development Corporation ("PADC"), a wholly owned subsidiary of the United States government. The lease was subsequently assumed by NPLLP on August 11, 1988 in connection with the purchase of the leased land and related deferred rent by NPLLP. The

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

4.    INVESTMENTS IN OPERATING PARTNERSHIPS

      C.   Related Party Transactions (continued)

lease provides for a basic annual rent of $2,100,000 payable in equal monthly installments and other rent deferrals based on Square 254's compliance with certain criteria stated in the lease. The deferred portion accrues interest at 12.4447%, compounded monthly. Payments on the deferred rent and accrued interest are payable to NPLLP in equal monthly installments over a 36 year period which began in May 1984. Square 254 has the option to prepay any or all of the deferred rent or accrued interest thereon.

Additionally, the lease provides for additional rental payments when net cash flow, as defined in the lease agreement, is generated. No additional rent was due for 1998 or 1997 since there was no net cash flow, as defined in the lease agreement.

The effects of this lease have been eliminated for purposes of the condensed financial statement information presented above.

D.    Going Concern Matters

Square 254's ability to continue as a going concern has been impaired due to the scheduled maturity of its loan obligations in 1999. NPLLP's reliance on Square 254 for rental revenue may indicate that NPLLP will be unable to continue as a going concern for a reasonable period of time.

These condensed financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should these Operating Partnerships be unable to continue as a going concern. The Operating Partnerships' ability to meet these obligations is dependent upon Square 254 refinancing its debt. Management of the Partnership believes that Square 254 will be able to refinance the existing debt obligations, enabling the payment of its land lease obligations to NPLLP without a material adverse effect on NPLLP's financial condition.

5. PURCHASE MONEY NOTE

In 1984, the Partnership acquired Aetna's 66.667% general partnership interest in Square 254. The purchase price of $60,000,000 for the interest was evidenced by a cash payment of $38,000,000 and a nonrecourse purchase money promissory note ("Purchase Money Note") of $22,000,000. The Purchase Money Note is secured by the Partnership's investment in Square 254 as well as a security interest in the Partnership's interest in NPLLP. The Purchase Money

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

5. PURCHASE MONEY NOTE (continued)

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

The Purchase Money Note outstanding at December 31 is as follows:


                                                                     1998                        1997
                                                                     ----                        ----
                Purchase Money Note,
                      including accrued interest                 $69,300,000                 $66,000,000
                Less: Unamortized discount                        (3,270,951)                 (7,402,572)
                                                                -------------                -------------

                                                                 $66,029,049                 $58,597,428
                                                                =============                =============


In 1996, Aetna sold the Purchase Money Note to Travelers Insurance Company.

It is not practicable to estimate the fair value of the note due to the nature of the instrument and the absence of quoted market prices for similar financial instruments.

6.    NOTES PAYABLE

The Partnership entered into an Operating Deficit Guarantee Agreement with Aetna which required Aetna to lend to the Partnership an aggregate amount of up to $20,000,000, as needed by the Partnership, which in turn contributed or loaned such amounts to Square 254. The Partnership's ability to borrow under this agreement expired on December 31, 1989. No contributions have been made since 1987 when the Partnership contributed $1,124,678 to fund Square 254's operating deficits. Advances under the Operating Deficit Guarantee Agreement ("Operating Deficit Notes") bear interest at the rate of 15.5% per annum and are due and payable together with interest on or before August 31, 1999. In the event that the Partnership wishes to refinance outstanding principal and interest under the note at maturity and the Partnership is unable to refinance with another financial institution on terms then prevailing in the market, Aetna has agreed to refinance outstanding principal and interest at prevailing market rates for a term of not less than 10 years. The outstanding balance of these advances was $9,873,978 as of December 31, 1998 and 1997. The balance of the accrued interest on these advances was $20,776,310 and $19,224,587 as of December 31, 1998 and 1997, respectively.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

6.    NOTES PAYABLE (continued)

In 1996, Aetna sold the Operating Deficit Notes to Travelers Insurance Company.

It is not practicable to estimate the fair value of the notes due to the nature of the instruments and the absence of quoted market prices for similar financial instruments.

7. TAXABLE LOSS

The Partnership's tax basis net loss for the years ended December 31, 1998 and 1997 differs from the net loss for financial reporting purposes primarily due to differences in the recognition of depreciation and capitalized costs. A reconciliation of net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1998 and 1997 follows:


                                                                                     1998                 1997
                                                                                   --------              --------
Net loss for financial reporting purposes................................        $(15,341,860)        $(14,022,487)
Amortization of the costs in excess of the Partnership's
     initial basis in the net assets of an Operating Partnership.........             370,046              370,046
Expenses accrued and payable to related parties not
     deductible until year of payment for tax purposes...................          (1,500,000)            (500,000)
Interest expense on the Purchase Money Note
     utilizing the simple interest method for tax purposes...............           4,131,620            3,295,186
Non-deductible expenses for tax purposes.................................                 255                  349
Amortization of costs....................................................             (19,062)             (19,062)
Equity in Operating Partnerships' financial
     statement loss in excess of tax loss (tax
     loss in excess of financial statement loss).........................             861,429             (686,333)
Depreciation of basis adjustment under
     Section 708 of the Internal Revenue Code............................          (1,582,049)          (1,582,049)
                                                                                 -------------        -------------
Tax basis net loss.......................................................        $(13,079,621)        $(13,144,350)
                                                                                 =============        =============

Partners deficit account balances for federal income tax purposes were $174,145,915 and $161,066,294 as of December 31, 1998 and 1997, respectively.



TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

8.    TRANSACTIONS WITH AFFILIATE

Expenses for 1998 and 1997 include an annual management fee of $300,000 earned by an affiliate of a general partner. Unpaid management fees payable to this affiliate amounted to $1,300,000 and $2,800,000 at December 31, 1998 and 1997, respectively.

9.    LIQUIDITY

During 1998 and 1997, the Partnership received $500,000 and $1,832,785, respectively, of cash distributions from the Operating Partnerships. These funds were used primarily to pay management fees that were due to affiliates. The
Partnership will continue to require cash to repay amounts due to affiliates, pay management fees and general and administrative expenses, and may require cash to satisfy its obligation to fund any operating deficits of the Operating
Partnerships. Any future distributions received by the Partnership from the Operating Partnerships will be applied first to satisfy the unpaid management fees. To the extent required, affiliated entities have agreed to provide funds to the Partnership in an amount sufficient to satisfy the Partnership's operating requirements through August 31, 1999.

As discussed in Note 4, the scheduled maturity of Square 254's loans in 1999 raises substantial doubt regarding the Partnership's ability to continue as a going concern. The Partnership, together with its partners in the Operating
Partnerships, is currently attempting to refinance or restructure the existing indebtedness of the Operating Partnerships. However, if these loans are not refinanced, restructured or satisfied, or if the property is not sold, Square
254's property could be lost through foreclosure.

Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy its existing zero coupon, purchase money notes and notes payable at maturity in August 1999. This situation also raises substantial doubt about the Partnership's ability to continue as a going concern. The Partnership is attempting to obtain a forbearance agreement from its lenders to avoid the lender from foreclosing on the Partnership's interests in the Operating Partnerships for as long as possible. Accordingly, if the Partnership cannot refinance or modify this indebtedness on favorable terms, or sell all or a portion of its interest in the Operating Partnerships for sufficient value, the Partnership may lose its interests in the Operating
Partnerships through foreclosure. As a result, at this time it appears that investors in the Partnership will not receive a return of a significant portion, or any, of their investment.



Item 8. Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure

   None.



                                    PART III

Item 9.  Directors and Executive Officers, Promoters and
         Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of Two
Winthrop and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   ---------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Patrick J. Foye            Vice President - Residential    10-98
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of
Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing
General Partner since January 15, 1996. From June 1994 until January 1996, Mr.
Ashner was a Director, President and Co-chairman of National Property Investors,
Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been
President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February
1996, Mr. Staples was the Controller of the Residential Division of Winthrop
Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996,
Mr. Braverman was a Vice President of



NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was
President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr.
Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and
Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management
Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island
Power Authority and serves as a member of the New York State Privatization
Council. He received a B.A. from Fordham College and a J.D. from Fordham
University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993.
From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in
WFA's accounting and asset management departments.  Ms. Tiffany was a Vice
President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating
Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79
Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners
81 Limited Partnership; Winthrop Residential Associates I, A Limited
Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop
Residential Associates III, A Limited Partnership; 1626 New York Associates
Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket
Island Associates Limited Partnership; One Financial Place Limited Partnership;
Presidential Associates I Limited Partnership; Riverside Park Associates Limited
Partnership; Springhill Lake Investors Limited Partnership; Winthrop California
Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership;
Winthrop Interim Partners I, A Limited Partnership; Southeastern Income
Properties Limited Partnership; and Southeastern Income Properties II Limited
Partnership.



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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners.

         Two Winthrop and Linnaeus own all the outstanding general partnership interests in the Partnership. As general partners, they are entitled in the aggregate to 1% of the Partnership's net income or loss for tax purposes, and, after certain priority distributions, 1% of cash flow. In addition, after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital, the General
Partners are entitled to 30% of the proceeds of a capital transaction in connection with the liquidation or termination of the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 1999.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the years ended December 31, 1998 and 1997:

Entity                   Compensation              1998             1997
------                   ------------              ----             ----
Winthrop Financial      Partnership            $1,800,000(1)       $800,000(2)
  Co. Inc.              Management Fee


(1) Includes $1,500,000 of past management fees which had been accrued.
(2) Includes $500,000 of past management fees which had been accrued.

         From 1984 through 1995, Winthrop Financial Co., Inc. agreed to the Partnership's deferral, on an interest-free basis, of the payment of an annual partnership management fee for administrative and investor services in the amount of $300,000. In 1997, Winthrop Financial Co., Inc. received its
$300,000 current fee and $500,000 of its accrued fees. In 1998, Winthrop
Financial Co., Inc. received its $300,000 current fee and $1,500,000 of its accrued fees.

         Total management fees earned by Marriott and paid by Square 254 for managing and operating the J. W. Marriott Hotel, amounted to $5,443,138 and $4,879,615 in 1998 and 1997, respectively. Total management fees earned by Quadrangle and paid by Square 254 for managing the Office Towers and common area amounted to $392,036 and $404,405 for the years ended December 31, 1998 and



1997, respectively. QuikPark, Inc., an affiliate of Quadrangle, earned fees of $18,320 and $85,456 in 1998 and 1997, for managing and operating the parking garage. Effective April 1, 1998, All-Right Parking Washington, Inc., an affiliate of WFA began providing management services at the Parking Garage and earned $86,518 in 1998 for these services.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)      Reports on Form 8-K - None



                                  SIGNATURES
                                  ----------

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

                          TWELVE AMH ASSOCIATES LIMITED
                          PARTNERSHIP

                          By:  Two Winthrop Properties, Inc.
                               Managing General Partner

                               By: /s/ Michael L. Ashner
                                   ----------------------
                                       Michael Ashner
                                       Chief Executive Officer


                                  Date:  April 13, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                    Date
--------------            -----                    ----

/s/ Michael Ashner
------------------        Chief Executive          April 13, 1999
Michael Ashner            Officer and Director

/s/ Thomas Staples
------------------        Chief Financial          April 13, 1998
Thomas Staples            Officer

/s/ Peter Braverman
-------------------       Executive Vice           April 13, 1998
Peter Braverman           President and Director



                                  EXHIBIT INDEX
                                  -------------

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

                                      48

