Form 10QSB
period 1999-03-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1999-05-17
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1999           Commission File Number 0-13493
                  --------------                                  -------



                   TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)




          Massachusetts                                   04-2833662
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)



  Five Cambridge Center, Cambridge, MA                          02142
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code       (617) 234-3000
                                                    ---------------------------



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

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited) (Note 1)
-------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    1999                  1998
                                                                              -------------------------------------
REVENUES:
       Interest income...........................................              $        6,938         $       6,352

EXPENSES:
       Interest..................................................                   2,388,676             2,163,491
       Amortization..............................................                     101,157               101,157
       Related party management fee..............................                      75,000                75,000
       General and administrative................................                      13,995                 5,629
                                                                                -------------          ------------
                                                                                    2,578,828             2,345,277
                                                                                -------------          ------------

Loss from Operations.............................................                 (2,571,890)            (2,338,925)

Equity in Losses of Operating Partnerships.......................                 (1,730,978)            (1,786,029)
                                                                                -------------          -------------

Net Loss ........................................................              $  (4,302,868)         $  (4,124,954)
                                                                               ==============         ==============

Net Loss Allocated to General Partners...........................              $     (43,029)         $     (41,250)
                                                                               ==============         ==============

Net Loss Allocated to Limited Partners...........................              $  (4,259,839)         $  (4,083,704)
                                                                               ==============         ==============

Net Loss per Unit of Limited Partnership Interest................              $      (7,100)         $      (6,806)
                                                                               ==============         ==============













              The accompanying notes are an integral part of these
                             financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
(UNAUDITED)
-------------------------------------------------------------------------------


                                                                             March 31, 1999           December 31, 1998
                                                                           ------------------         -----------------
ASSETS:
Cash and cash equivalents.............................................        $       624,692          $       629,887
Deferred financing costs, net of accumulated
   amortization of $48,608 and $47,775 respectively...................                  1,392                    2,225
                                                                              ---------------          ---------------

       TOTAL ASSETS....................................................       $       626,084          $       632,112
                                                                              ===============          ===============


LIABILITIES:
Purchase Money Note, net of unamortized discount......................        $    68,029,793          $    66,029,049
Notes payable.........................................................              9,873,978                9,873,978
Accrued interest on operating deficit notes...........................             21,164,241               20,776,310
Investments in Operating Partnerships.................................             15,903,461               14,072,159
Accrued expenses......................................................                  1,863                        -
Due to affiliate......................................................              1,375,000                1,300,000
                                                                              ---------------          ---------------

                                                                                 116,348,336               112,051,496
                                                                              ---------------          ---------------
PARTNERS' DEFICIT:
Limited partners - Units of Limited Partnership Interest,
   $96,250 stated value per unit; authorized, issued
   and outstanding - 600 Units........................................          (114,038,748)            (109,778,909)
General partners......................................................            (1,683,504)              (1,640,475)
                                                                              ---------------          ---------------

                                                                                (115,722,252)            (111,419,384)
                                                                              ---------------          ---------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT...............................        $       626,084          $       632,112
                                                                              ===============          ===============











              The accompanying notes are an integral part of these
                             financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS
(UNAUDITED)
-------------------------------------------------------------------------------

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  1999                    1998
                                                                            --------------------------------------
Cash flows from operating activities:

Net loss ............................................................        $  (4,302,868)           $  (4,124,954)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization....................................................              101,157                  101,157
     Equity in losses of Operating Partnerships......................            1,730,978                1,786,029
     Interest added to loan principal on Purchase
        Money Note...................................................            2,000,744                1,775,560
     Increase in accrued interest on operating deficit notes.........              387,931                  387,931
     Increase (decrease) in accrued expenses.........................                1,863                     (304)
     Increase (decrease) in due to affiliate.........................               75,000               (1,725,000)
                                                                             -------------            -------------

     Net cash used in operating activities...........................               (5,195)              (1,799,581)

Cash and cash equivalents, beginning of period.......................              629,887                2,012,003
                                                                             -------------            -------------

Cash and cash equivalents, end of period.............................        $     624,692            $     212,422
                                                                             =============            =============


















              The accompanying notes are an integral part of these
                             financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
-------------------------------------------------------------------------------


                                            Units of
                                             Limited             Investor
                                           Partnership            Limited              General
                                            Interest             Partners             Partners               Total
                                            --------             --------             --------               -----
Balance, December 31, 1998...........              600         $(109,778,909)       $ (1,640,475)        $(111,419,384)

Net loss.............................                             (4,259,839)            (43,029)           (4,302,868)
                                        --------------         -------------        ------------         -------------

Balance, March 31, 1999..............              600         $(114,038,748)       $ (1,683,504)        $(115,722,252)
                                        ==============         ==============       =============        ==============



Balance, December 31, 1997...........              600         $ (94,590,468)       $ (1,487,056)       $  (96,077,524)

Net loss.............................                             (4,083,704)            (41,250)           (4,124,954)
                                        --------------         -------------        ------------         -------------

Balance, March 31, 1998..............              600         $ (98,674,172)       $ (1,528,306)        $(100,202,478)
                                        ==============         ==============       =============        ==============




















              The accompanying notes are an integral part of these
                             financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


1.    ACCOUNTING AND FINANCIAL REPORTING POLICIES

           The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's annual report on Form 10-KSB for the period ended December 31, 1998.

           The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1999.


2.    TAX LOSS

           The Partnership's taxable loss for 1999 is expected to differ from that for financial reporting purposes primarily due to accounting differences in the recognition of depreciation and certain capitalized costs.


3.    RELATED PARTY TRANSACTIONS

           Expenses for the three months ended March 31, 1999 and 1998 include a management fee of $75,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $1,375,000 and $1,300,000 at March 31, 1999 and December 31,
           1998, respectively.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


4.    INVESTMENTS IN OPERATING PARTNERSHIPS

           The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

      Condensed Statements of Operations
      ----------------------------------

           Three Months Ended March 31,

                                                                             1999                   1998
                                                                             ----                   ----
      Hotel:
         Revenue.........................................              $ 13,641,694              $ 13,618,641
         Operating expenses..............................               (10,281,488)              (10,193,167)
         Depreciation and amortization...................                (1,020,078)               (1,020,078)
                                                                       -------------              -----------

      Net hotel operations...............................                 2,340,128                 2,405,396
                                                                        ------------              -----------

      Rental:
         Revenues........................................                 3,672,683                 3,235,093
         Operating expenses..............................                (1,653,655)               (1,493,603)
         Depreciation and amortization...................                  (941,093)                 (977,694)
                                                                        ------------              -----------

      Net rental operations..............................                 1,077,935                   763,796

      Interest...........................................                (6,122,020)               (5,934,090)
      Other   ...........................................                   107,589                    85,945
                                                                        ------------              -----------

      Net loss...........................................               $(2,596,368)              $(2,678,953)
                                                                        ============              ============

      Net loss allocated to Twelve AMH
         Associates Limited Partnership..................               $(1,730,978)              $(1,786,029)
                                                                        ============              ============

      Net loss allocated to others.......................               $  (865,390)             $   (892,924)
                                                                        ============             =============


TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         Liquidity and Capital Resources
         -------------------------------

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and its company interest in The Shops LLC ("Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex. It is anticipated that the Partnership's interest in Square 254, National Land and The Shop's LLC will be foreclosed upon during the next two years.

         The Partnership's primary source of revenue is distributions from Square 254, the Shops and National Land (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

         The Partnership received no cash distributions from the Operating Partnerships during either of the three months ended March 31, 1999 or March 31, 1998.

         The Partnership's liquidity based on cash and cash equivalents declined slightly from $629,887 at December 31, 1998 to $624,692 at March 31, 1999. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from the Operating Partnerships will be applied first to pay administrative expenses of the Partnership and then to repay unpaid asset management fees, which at March 31, 1999 were $1,375,000.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


         Liquidity and Capital Resources (continued)
         -------------------------------------------

         Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy its indebtedness which is scheduled to mature on August 31, 1999. In addition, it is unlikely given the value of the Partnership's investment in the Operating Partnerships that the Partnership will be able to refinance or modify these notes on favorable terms, or sell its interest in the Operating Partnerships for amounts sufficient to satisfy such indebtedness. As a result, it is anticipated that the Partnership will ultimately lose its interests in the Operating Partnerships through foreclosure. Eventually, it is expected that investors in the Partnership will recognize a significant gain for tax purposes (the negative amount of such investor's capital account in the Partnership) and will not receive a return of a significant portion, or any, of their investment.

         Results of Operations
         ---------------------

         Loss from operations increased from $2,338,925 for the three months ended March 31, 1998 to $2,571,890 for the three months ended March 31, 1999. This increase is due to increases in Partnership expenses of $233,551, which were partially offset by an increase in revenues of $586. The increase in expenses resulted primarily from an increase of $225,185 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on such loans is accrued and will be due and payable upon the maturities in August 1999 of such loans. All other expenses remained relatively constant.

         The Operating Partnerships' net loss decreased from $2,678,953 for the three months ended March 31, 1998 to $2,596,368 for the three months ended March 31, 1999. The decrease in net loss is attributable to an increase in net rental operating income and an increase in other income, which were partially offset by a decrease in net hotel operations and an increase in interest expense. Rental operations revenue increased by $437,590 and rental operations expense increased by $160,052 primarily as a result of the commencement of operations for The Shops in April 1998. Hotel operations revenue increased by $23,053 for the three months ended March 31, 1999 as compared to March 31, 1998 as a result of increased room rental and other income which was largely offset by a decrease in food and beverage sales. The increase in hotel revenues was more than offset by an increase in hotel operations expenses of $88,321 for the same period. The increase in hotel expenses was due primarily to an increase in room costs and cost of sales which were only partially offset by decreases in food and beverage costs and real estate taxes.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1999 (UNAUDITED)
-------------------------------------------------------------------------------


         Results of Operations (continued)
         ---------------------

         Operating results for National Land decreased by $196,233 for the three months ended March 31, 1999 compared to the three months ended March 31, 1998 primarily as a result of an increase in interest expense.

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

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remedied, tested and implemented during the first half of 1999.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------



Item 6.    Exhibits and Reports on Form 8-K.
           ---------------------------------

A.         Exhibits.

           Exhibit 27, Financial Data Schedule

B.         Reports on Form 8-K.

           No reports on Form 8-K were filed during the three months ended March 31, 1999.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

SIGNATURES
-------------------------------------------------------------------------------



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


                      TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                      (Registrant)

                      By:     Two Winthrop Properties, Inc.
                              Managing General Partner

                              By:      /s/ Michael L. Ashner
                                      --------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer


                              By:      /s/ Thomas C. Staples
                                      --------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer


DATED:  May 14, 1999