Form 10QSB
period 1999-06-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 1999-08-19
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999                   Commission File Number 0-13493
                  -------------                                          -------


                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                             04-2833662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


Five Cambridge Center, Cambridge, MA                            02142
-----------------------------------------------        -------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (617) 234-3000
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

                                 YES X    NO
                                    ----    ----

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS (UNAUDITED) (NOTE 1)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------


                                                              Three Months Ended                    Six Months Ended
                                                                   June 30,                             June 30,
                                                         1999                    1998           1999                  1998
                                                      ----------------------------------  -------------------------------------
REVENUES:
      Interest income.........................        $      7,495          $     2,383        $    14,433        $     8,735
                                                      ------------          -----------        -----------        -----------

Expenses:
      Interest................................           2,449,302            2,217,293          4,837,978          4,380,784
      Amortization............................             101,158              101,158            202,315            202,315
      Related party management fee............              75,000               75,000            150,000            150,000
      General and administrative..............              32,353               21,710             46,347             27,339
                                                      ------------          -----------        -----------        -----------
                                                         2,657,813            2,415,161          5,236,640          4,760,438
                                                      ------------          -----------        -----------        -----------

Loss from Operations..........................          (2,650,318)          (2,412,778)        (5,222,207)        (4,751,703)

Equity in Income (Losses) of
Operating Partnerships........................            (222,914)             111,999         (1,953,892)        (1,674,030)
                                                      ------------          -----------        -----------        -----------

Net Loss .....................................        $ (2,873,232)         $(2,300,779)       $(7,176,099)       $(6,425,733)
                                                      ============          ===========        ===========        ===========

Net Loss Allocated to
  General Partners............................        $   ( 28,732)         $   (23,008)       $   (71,761)       $   (64,257)
                                                      ============          ===========        ===========        ===========

Net Loss Allocated to
  Limited Partners............................        $ (2,844,500)         $(2,277,771)       $(7,104,338)       $(6,361,476)
                                                      ============          ===========        ===========        ===========

Net Loss per Unit of Limited Partnership
  Interest....................................        $     (4,741)         $    (3,796)       $   (11,841)       $   (10,602)
                                                      ============          ===========        ===========        ===========


   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
--------------------------------------------------------------------------------
JUNE 30, 1999 AND DECEMBER 31, 1998 (UNAUDITED)


                                                                               June 30,               December 31,
                                                                                1999                      1998
                                                                          -------------              --------------
ASSETS:
Cash and cash equivalents........................................         $      101,494              $    629,887
Deferred financing costs, net of accumulated
   amortization of $49,442 and $47,775 respectively..............                 52,036                     2,225
                                                                          --------------              ------------
TOTAL ASSETS.....................................................         $      153,530              $    632,112
                                                                          ==============              ============

LIABILITIES:
Purchase Money Note, net of unamortized discount.................         $   70,091,164              $ 66,029,049
Notes payable....................................................              9,873,978                 9,873,978
Accrued interest on operating deficit notes......................             21,552,172                20,776,310
Investments in Operating Partnerships............................             16,226,699                14,072,159
Due to affiliate.................................................              1,005,000                 1,300,000
                                                                          --------------           ---------------

                                                                             118,749,013               112,051,496
                                                                          --------------           ---------------
 PARTNERS' DEFICIT:
Limited partners - Units of Limited
      Partnership Interest, $96,250
       stated value per unit; authorized, issued
       and outstanding - 600 Units...............................           (116,883,247)             (109,778,909)
 General partners................................................             (1,712,236)               (1,640,475)
                                                                          --------------           ---------------
                                                                            (118,595,483)             (111,419,384)

         Total liabilities and partners' deficit.................        $       153,530           $       632,112
                                                                         ===============           ===============


   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                    June 30,              June 30,
                                                                                      1999                  1998
                                                                                   ------------          ------------
Cash flows from operating activities:
      Net loss..........................................................            $(7,176,099)         $(6,425,733)

      Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization...................................................                202,315               202,315
         Equity in losses of Operating Partnerships.....................              1,953,892             1,674,030
         Interest added to loan principal on Purchase
             Money Note.................................................              4,062,115             3,604,922
         Increase in accrued interest on operating deficit notes........                775,862               775,862
         Decrease in accrued expenses...................................                      -              (12,403)
         Decrease in due to affiliates..................................               (295,000)          (1,650,000)
                                                                                    ------------         ------------
         Net cash used in operating activities..........................               (476,915)          (1,831,007)

Cash flows used in financing activities:
      Refinancing costs.................................................                (51,478)                    -
                                                                                   -------------         ------------

         Net cash used in financing activities..........................                (51,478)                    -

      Decrease in cash and cash equivalents.............................               (528,393)          (1,831,007)

      Cash and cash equivalents, beginning of period....................                629,887             2,012,003
                                                                                    -----------          ------------

      Cash and cash equivalents, end of period..........................             $  101,494          $    180,996
                                                                                     ==========          ============


   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

                                              Units of
                                               Limited            Investor
                                             Partnership           Limited            General
                                              Interest            Partners           Partners               Total
                                              --------            --------           --------               -----
Balance, December 31, 1998...............           600         $(109,778,909)       $(1,640,475)        $(111,419,384)
Net loss.................................                          (7,104,338)           (71,761)           (7,176,099)
                                            ------------        --------------       ------------        --------------
Balance, June 30, 1999...................           600         $(116,883,247)       $(1,712,236)        $(118,595,483)
                                            ===========         ==============       ============        ==============


Balance, December 31, 1997...............           600         $ (94,590,468)       $(1,487,056)       $  (96,077,524)
Net loss.................................                          (6,361,476)           (64,257)           (6,425,733)
                                            ------------        --------------       ------------       ---------------
Balance, June 30, 1998...................           600         $(100,951,944)       $(1,551,313)       $ (102,503,257)
                                            ===========         ==============       ============       ===============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------


1.         ACCOUNTING AND FINANCIAL REPORTING POLICIES

           The condensed financial statements included herein have been prepared by Twelve AMH Associates (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. The balance sheet at December 31, 1998 was derived from audited financial statements at such date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB as of and for the year ended December 31, 1998.

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

3.         RELATED PARTY TRANSACTIONS

           Expenses for the six months ended June 30, 1999 and 1998 include a management fee of $150,000 earned by an affiliate of the General Partner. Aggregate unpaid management fees to the affiliate amounted to $1,005,000 and $1,300,000 at June 30, 1999 and December 31, 1998,
           respectively. A payment of $445,000 was made to this affiliate during the second quarter of 1999.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

4.     INVESTMENTS IN OPERATING PARTNERSHIPS

       The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

       Condensed Statements of Operations
       ----------------------------------

                                                        Three Months Ended                     Six Months Ended
                                                             June 30,                              June 30,
                                                     1999                1998               1999             1998
                                                     ----                ----               ----             ----
Revenue:
     Hotel Operations......................        $17,676,481         $18,299,150       $31,318,175       $31,917,791
     Rental Operations.....................          4,029,375           3,924,552         7,702,058         7,159,645
     Other.................................            135,576             186,914           249,207           280,894
                                                   -----------         -----------       -----------       -----------
                                                    21,841,432          22,410,616        39,269,440        39,358,330
                                                   -----------         -----------       -----------       -----------
Expenses:
     Hotel Operations......................         13,023,547          13,079,354        24,325,113        24,292,599
     Rental Operations.....................          2,971,909           3,186,571         5,566,657         5,657,868
     Interest..............................          6,180,125           5,975,676        12,302,145        11,909,766
     Other.................................                132                 937             6,174             8,972
                                                   -----------         -----------       -----------       -----------
                                                    22,175,713          22,242,538        42,200,089        41,869,205
                                                   -----------         -----------       -----------       -----------

Net Income (Loss)..........................        $  (334,281)        $   168,078       $(2,930,649)      $(2,510,875)
                                                   ===========         ===========       ===========       ===========

Net Income  (Loss) Allocated to
     Twelve AMH Associates
     Limited Partnership...................        $  (222,914)        $   111,999       $(1,953,892)      $(1,674,030)
                                                   ===========         ===========       ===========       ===========

Net Income (Loss) Allocated to
     Other Partners........................        $  (111,367)        $    56,079       $  (976,757)      $  (836,845)
                                                   ===========         ===========       ===========       ===========

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), and National Place Land Limited Partnership ("National Land") and its company interest in The Shops LLC ("Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex.

         The Partnership's primary source of revenue is distributions from Square 254, National Land and the Shops (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

         The Partnership received no cash distributions from the Operating Partnerships during either of the six months ended June 30, 1999 or June 30, 1998.

         The Partnership's liquidity based on cash and cash equivalents declined from $629,887 at December 31, 1998 to $101,494 at June 30, 1999. This
         decrease was primarily the result of a $445,000 payment to an affiliate of the General Partner for accrued management fees (see Note 3). The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future. All future distributions to the Partnership from the Operating Partnerships will be applied first to pay administrative expenses of the Partnership and then to repay unpaid asset management fees, which at June 30, 1999 were $1,005,000.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------------------

         Based on the Partnership's current and expected cash flows, the Partnership will not have sufficient funds to satisfy its Purchase Money Note and Operating Deficit Notes (collectively, the "Maturing Notes") which are scheduled to mature on August 31, 1999. In addition, given the value of the Partnership's investment in the Operating Partnerships, the Partnership has been unable to refinance or modify these notes on favorable terms, or sell its interest in the Operating Partnerships for amounts sufficient to satisfy such indebtedness. The Partnership is currently negotiating with the lender and its Square 254 partners in an effort to enter into a transaction which would permit the Partnership to make a small distribution to its partners and pursuant to which the holder of the Maturing Notes would agree to forebear from foreclosing on the Maturing Notes for a period of three years. There can be no assurance that the Partnership will be successful in completing these negotiations or what the final terms may be. If the Partnership cannot satisfactorily complete the negotiations, it is anticipated that the Partnership will lose its interests in the Operating Partnerships through foreclosure prior to year end. If this were to occur, it is expected that investors in the Partnership will recognize a significant gain for tax purposes (the negative amount of such investor's capital account in the Partnership) and will not receive a return of a significant portion, or any, of their investment.

         Results of Operations
         ---------------------

         Loss from operations increased from $4,751,703 for the six months ended June 30, 1998 to $5,222,207 for the six months ended June 30, 1999. This increase is due to increases in Partnership expenses of $476,202, which was partially offset by an increase in revenues of $5,698. The increase in expenses resulted primarily from an increase of $457,194 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships and to a lesser extent, an increase of $19,008 in general and administrative. All interest on the loans is accrued and will be due and payable upon the maturities of such loans. All other expenses remained constant.

         The Operating Partnership's net loss increased from $2,510,875 for the six months ended June 30, 1998 to $2,930,649 for the six months ended June 30, 1999. The increase in net loss is attributable to decreases in net hotel operations and other revenue and an increase in interest expense, which were partially offset by an increase in net rental operating income. Hotel operations revenue decreased from $31,917,791 for the six month period ended June 30, 1998 to $31,318,175 for the six months ended June 30, 1999 as a result of a decrease in food and beverage sales which were only partially offset by increased room rental and other revenues. Rental operations revenue increased by $542,413 for the six month period ended June 30, 1999 as compared to the same period last year primarily due to increases in base office rent and parking revenue which were only partially offset by decreases to retail, theatre and other revenue.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 (UNAUDITED)
--------------------------------------------------------------------------------

         Results of Operations (continued)
         ---------------------

         Operating results for National Land decreased by $346,385 for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 primarily as a result of an increase in interest expense.

         Year 2000
         ---------

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

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant cost in connection with the upgrade of those systems to requiring remediation.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits:

                    27.  Financial Data Schedule

           (b)      Reports on Form 8-K:

                    No reports on Form 8-K were filed during the six months ended June 30, 1999.

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

DATED:  August 19, 1999