Form 10KSB
period 1999-12-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 2000-04-14
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB


         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


For the Fiscal Year Ended December 31, 1999                      Commission File
                          -----------------                      Number: 0-13493
                                                                         -------


                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (Exact Name of Small Business Issuer As Specified in Its Charter)


       Massachusetts                                      04-2833662
---------------------------                               ----------
(State or Other Jurisdiction                              (IRS Employer
of Incorporation or Organization)                         Identification Number)


5 Cambridge Center, Cambridge, Massachusetts                         02142
--------------------------------------------                         -----
(Address of Principal Executive Offices)                          (Zip Code)


Registrant's Telephone Number, Including Area Code:               617-234-3000
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

         Square 254 is a District of Columbia limited partnership organized in 1979. The general partners of Square 254 are the Partnership, an affiliate of Quadrangle Development Corporation ("Quadrangle") and an affiliate of Host Marriott Corporation ("Marriott"). Quadrangle is the managing general partner of Square 254. The limited partners are Marriott and NP Limited Partnership, an affiliate of Quadrangle. Quadrangle is the general partner of NP Limited Partnership and owns approximately 77% of the partnership interests in NP Limited Partnership. Quadrangle and Marriott are not affiliated with the Partnership, WFA or any of its affiliates.

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

         The Partnership is currently in default under its loan made by Aetna, which was acquired from Aetna by The Travelers Casualty and Surety Company ("Travelers"). This loan is secured by the Partnership's interests in Square 254, National Land and The Shops. Further, Square 254 is in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as Quadrangle and Marriott, are currently in the process of finalizing a plan which would provide for the forbearance of the exercise of any rights under the Traveler's loan for at least two years and would entitle the Partnership to an approximately $2,800,000 payment in November 2002, as well as provide for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that if the transaction is completed, any foreclosure on the collateral securing the Traveler's loan would not occur until 2003 thereby deferring any recognition of taxable gain until 2004. The transaction would further provide for the non-Hotel assets to be transferred to an affiliate of Quadrangle and the Hotel would be transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the Partnership will hold an interest. In addition, each of the Operating Partnerships would be dissolved. As a result, the Partnership's only asset would then be an interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan would be bifurcated such that a portion of the debt will be secured by the non-Hotel assets and a portion of the debt will be secured by the Hotel assets. If the transaction is not consummated, it is anticipated that the Partnership will lose its assets through foreclosure which will not generate any distributions to the partners and will cause limited partners to recognize a gain for tax purposes. In addition to the foregoing it is anticipated that an affiliate of Marriott will be given an option to acquire the Partnership's interest in the New Hotel Partnership, which option will be exercisable upon expiration of the forbearance period and prior to January 1, 2003, for a purchase price in excess of the Traveler's loan and the $2,800,000 payment.

Properties owned by the Operating Partnerships

         1.       Square 254

         Square 254 developed and presently owns and operates a mix-use complex know as "National Place," located at 1331 Pennsylvania Avenue, N.W., Washington, D.C. National Place consists of: (i) a 772-room J.W. Marriott Hotel managed by the Marriott Corporation, (ii) 71,000 square feet of retail space which was leased to and managed by The Rouse Company until April 1, 1998 at which time the lease was assigned to The Shops LLC and management was transferred to an affiliate of Quadrangle, (iii) 418,000 square feet of office space, (iv) a leasehold interest in the 1,600-seat National Theatre leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater, and (v) a 400-car parking garage managed by QuikPark, Inc. until April 1, 1998, and since then by All-Right Parking, Inc. In addition, Square 254 leases from National Land, pursuant to a ground lease (the "Ground Lease") which expires in 2083, the land on which National Place is located.

         The Hotel: The J. W. Marriott Hotel is a fifteen story, 772-room hotel which opened in February 1984. Its special features include four restaurants, in-house catering services, health club including an indoor swimming pool, two ballrooms of 14,000 and 8,400 square feet, 10 function rooms totaling 30,000 square feet, 18 hospitality suites, 2 Vice-Presidential suites, and 2

Presidential suites. The following table sets forth the average occupancy, average room rate and revenue per available room at the Hotel for the calendar years ended December 1999 and 1998:

                                                       December 31,
                                                  1999              1998
                                                  ----              ----

Average Occupancy(%)                               81.6              85.5
Average Room Rate($)                              177               166
Revenue per Available Room($)                     144               142

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

         The Office Towers and common areas are managed by Quadrangle pursuant to an agreement which was scheduled to expire on April 30, 1999 but was extended in 1998 until April

30, 2004. The agreement provides for fees payable to Quadrangle of (i) 3% of gross receipts as a fee for management of the office space and (ii) $100,000 per year increased by 25% of the percentage increase in the CPI with January 1, 1984 as the base for management of the common areas. The following table sets forth the average occupancy and the average rent per square foot of the Office Towers after taking into consideration any free rent periods or give-backs for the calendar years ended December 1999 and 1998:

                                                          December 31,
                                                     1999             1998
                                                     ----             ----

Average Occupancy(%)                                 89.6              88
Average Rent Per Square Foot ($)                     30                33

         The Department of Justice ("DOJ") leases, in the aggregate, approximately 43% of the leasable space at the Office Towers (office and storage space of 175,675 square feet, in the aggregate). The leases with DOJ provide for annual rent payments in the aggregate of $5,738,020 and terminate on May 14, 2000 with respect to 87,413 square feet (which has been extended for an additional 10 year term), December 10, 2000 with respect to 2,888 square feet, December 31, 2003 with respect to 2,699 square feet and August 14, 2004 with respect to 82,675 square feet.

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

         The retail space is governed by a lease between Square 254 as Lessor and, effective April 1, 1998, The Shops LLC as Lessee. The original term of the lease expires on May 15, 2014 with two options to extend (first option for 30 years and second option until the end of the ground lease). Payments to Square 254 under the lease are dependent on and a function of net cash flow from the retail space. The Base Rent is $1,368,100 (or approximately $19.00 per square foot). The Additional Rent $202,440 (or approximately $3 per square foot) is the amount of the increase in the annual lease payment because the net cash flow during the first two years of operation was below $18 per square foot. The Base Rent and the Additional Rent are limited, however, to the extent that cash flow generated by The Shops LLC is sufficient to pay such amounts. The Percentage Rent is 67% of net cash flow in excess of the aggregate of the Base Rent and the Additional Rent up to $30.56 per square foot plus 72% of net cash flow in excess of $30.56 per square foot up to $37 per square foot and 63% of net cash flow in excess of $37 per square foot. No Percentage Rent was paid to Square 254 in 1999 or 1998. In addition any increase in rent under the ground lease due to a redevelopment that materially changes the market area will raise the fixed annual rent by 7% of such increase.

         The National Theater: The National Theater is a seven-story structure whose auditorium holds approximately 1,600 seats. It was built in 1885 with substantial renovations in 1922 and 1984. The National Theater is leased on a net basis to the New National Theater Corporation, which in turn contracts with the Shubert Organization to provide programming for the theater.

         Revenue received by Square 254 from the National Theater was $78,650 and $79,034 in 1998 and 1999, respectively.

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

         The Parking Garage: The Parking Garage is a 400-car, underground parking facility consisting of five floors of underground parking garage facilities, together with the first floor garage entrance, driveway and ramps leading to the parking facility, containing approximately 143,662 square feet. Square 254 received $873,719 and $591,156 in revenue from the Parking Garage for the years ended December 31, 1999 and 1998, respectively.

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

         Square 254 signed a lease with the PADC on September 12, 1979 (the "Ground Lease"). The commencement date for the land was September 12, 1979 and for the National Theatre building was December 29, 1980. In August 1988, National Land purchased the land and National Theatre building from PADC and assumed the Ground Lease from PADC. The term of the lease is 99 years. At the expiration of the lease, National Land will own the land and National Theatre building. Square 254 pays annual rent of $2,100,000 to National Land. Square 254 is also obligated to pay Additional Ground Lease Rent consisting of (a) $600,000 of the first $3,150,000 of net cash flow pari passu with the distribution of $2,550,000 to Square 254 and (b) 20% of all remaining net cash flow after distribution to Square 254 of an amount equal to a 12% return upon Square 254's equity in the property, if any, in excess of $15,000,000. No additional Ground Lease Rent was paid by Square 254 in 1999 or 1998.

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

         The annual realty taxes for the Properties in 1999 were $3,608,642.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no public trading market for the Units. Trading in the Units is infrequent and occurs solely through private transactions. In addition, transfers of Units are subject to limitations contained in the Partnership's partnership agreement, including a requirement that the General Partners consent thereto which consent may be granted or withheld in the General Partners' sole discretion. As of March 15, 2000, there were approximately 698 holders of 600 outstanding Units.

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

         Square 254 made distributions to the Partnership totaling $1,500,000 and $500,000 in 1999 and 1998, respectively. Certain fees due to an affiliate were repaid from these distributions. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

         The Partnership's only assets consist of cash and its general partnership interests in Square 254 and National Land and its company interest in The Shops LLC. In order to satisfy its administrative and other expenses, affiliates of the General Partners had previously made interest-free loans to the Partnership for administrative expenses, an interest-bearing loan related to the Partnership's interest in National Land and Winthrop Management has agreed to defer its fees. As of December 31, 1999, all loans from affiliates of the General Partners have been fully repaid and the Partnership owed $75,000 to Winthrop Management for unpaid asset management fees. In 1999 and 1998, the Operating Partnerships had sufficient revenues to make distributions to the Partnership totaling $1,500,000 and $500,000, respectively. These distributions were used to satisfy certain of the fees due to an affiliate. In 1999, the Partnership paid $225,000 to Winthrop Management on account of its 1999 fee and $1,300,000 of the accrued management fee balance.

         The Partnership is currently in default under its loan made by Aetna, which was acquired from Aetna by The Travelers Casualty and Surety Company ("Travelers"). This loan is secured by the Partnership's interests in Square 254, National Land and The Shops. Further, Square 254 is in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as Quadrangle and Marriott, are currently in the process of finalizing a plan which would provide for the forbearance of the exercise of any rights under the Traveler's loan for at least two years and would entitle the Partnership to an approximately $2,800,000 payment in November 2002, as well as provide for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that if the transaction is completed, any foreclosure on the collateral securing the Traveler's loan would not occur until 2003 thereby deferring any recognition of taxable gain until 2004. The transaction would further provide for the non-Hotel assets to be transferred to an affiliate of Quadrangle and the Hotel would be transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the Partnership will hold an interest. In addition, each of the Operating Partnerships would be dissolved. As a result, the Partnership's only asset would then be an interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan would be bifurcated such that a portion of the debt will be secured by the non-Hotel assets and a portion of the debt will be secured by the Hotel assets. If the transaction is not consummated, it is anticipated that the Partnership will lose its assets through foreclosure which will not generate any distributions to the partners and will cause limited partners to recognize a gain for tax purposes. In addition to the foregoing it is anticipated that an affiliate of Marriott will be given an option to acquire the Partnership's interest in the New Hotel Partnership, which option will be exercisable upon expiration of the forbearance period and prior to January 1, 2003, for a purchase price in excess of the Traveler's loan and the $2,800,000 payment.

         Square 254

         Square 254 receives room revenues from the Hotel and rental revenues from the other components of its property and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Square 254 had a decrease in cash flow in 1999 and had positive cash flow prior to making a distribution to partners for the year ended December 31, 1998. Square 254 uses working capital reserves as its primary source of liquidity. Square 254 had adequate working capital reserves to fund its operations and other expenditures through 1999.

         During 1999, the general partners of Square 254 made substantial capital expenditures of $8,318,097. Such expenditures were funded from Square 254's short-term investments and unrestricted cash reserves, which together had a balance of $11,202,009 at December 31, 1999 as well as cash generated from operation of Square 254. Each year, a portion of the gross revenue of the Hotel (currently 5% of gross revenue) is added to the Hotel replacement reserve account for the purpose of funding future capital requirements of the Hotel. The Hotel replacement reserve account had a remaining balance of $3,252,253 as of December 31, 1999. The general partners of Square 254 currently believe Square 254's short-term investments and unrestricted cash reserves will be sufficient to fund Square 254's operations and capital expenditures in the near future. However, the ability of Square 254 to fund expenditures in the future will depend on Square 254's ability to achieve certain levels of operation. If existing reserves and future operations are not sufficient to support these expenditures, the general partners of Square 254 will evaluate the necessity of making these expenditures against the ability of Square 254 to obtain additional capital from outside lending sources and the willingness and ability of the general partners of Square 254 to contribute additional capital.

         Square 254 has two mortgage loans, both of which are secured by a first mortgage on its assets. The loans matured in 1999 at which time the lender granted an extension to April 1, 2000. The loans, which had a principal balance of $124,046,484 at December 31, 1999, are currently in default. If the restructuring described above is not consummated, it is possible that the lender will foreclose on Square 254's assets. See, Item 7 "Financial Statements" , Note 4 for a description of the terms of these loans.

         Under the terms of the Ground Lease, Square 254 was able to defer certain amounts of its rent obligations. The deferred amount accrues interest at 12.4447% per annum. Interest and deferred rent is repaid monthly to the extent Square 254 has sufficient cash flow. In each of 1999 and 1998, Square 254 made payments on the deferred ground rent of principal and interest of $153,929. The outstanding balance of deferred ground rent on December 31, 1999 was $728,512. Square 254 is current in its obligation under the Ground Lease with respect to payment due on the deferred ground rent.

         National Land

         National Land receives revenues solely from lease payment under the Ground Lease and is responsible for debt service payments. In connection with its acquisition of the Land, National Land obtained a loan in the original principal amount of $43,101,900, which loan matures in 2018. As of December 31, 1999, the outstanding balance on this loan was $43,101,900. In addition, accrued interest on this loan totaled $53,578,454 at December 31, 1999. See, Item 7, "Financial Statements", Note 4 for a description of the terms of this loan.)

         In order for National Land to sell its property or refinance the loan encumbering the property, the consent of all of the general partners is required.

Results of Operations

       The Partnership's loss from operations decreased from $9,766,232 for the year ended December 31, 1998 to $8,977,653 for the year ended December 31, 1999. This decrease in loss from operations was due to a decrease in interest expense of $860,671 due primarily to a decrease in the amortization of the Purchase Money Note which was partially offset by an increase in other expenses. All other items of revenue and expense remained relatively constant.

       The Operating Partnerships' net loss increased from $8,383,529 for the year ended December 31, 1998 to $8,426,534 for the year ended December 31, 1999. The increase in net loss is attributable to an increase in interest expense, which was partially offset by an increase in hotel and rental operations. Hotel operations revenue increased by $680,725 for the year ended December 31, 1999 as compared to December 31, 1998 as a result of a higher average room rate as well as increased food, beverage and other revenue. There was also a decrease in hotel operations expenses of $206,977 for such comparable periods due to decreases in food costs and administrative expenses which were only slightly offset by increases in room costs and miscellaneous costs. Rental operations revenue increased by $286,493 and rental operations expense increased by $141,509. Interest expense increased $2,349,144 in 1999, as compared to 1998, as a result of an increase in interest expense from Square 254 as a result of the AEW Loans bearing interest at a higher rate.

Item 7.  Financial Statements



                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1999 AND 1998

                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Twelve AMH Associates Limited Partnership:


We have audited the accompanying balance sheets of Twelve AMH Associates Limited Partnership (the "Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Twelve AMH Associates Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 9 to the financial statements, the uncertainty as to the Partnership's ultimate ability to repay its purchase money note and operating deficit notes payable, which are past due, and an operating partnership's ability to repay its loans raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 9. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KPMG LLP
Boston, Massachusetts
April 10, 2000

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                                            1999         1998
Assets:

Cash and cash equivalents............................. $   474,167  $   629,887
Deferred financing costs, net of accumulated
   amortization of $50,000 and $50,000 respectively ..           -        2,225
                                                       -----------  -----------
       Total assets................................... $   474,167  $   632,112
                                                       ===========  ===========

Liabilities:

Purchase Money Note, net of unamortized discount ..... $72,599,997  $66,029,049
Notes payable ........................................   9,873,978    9,873,978
Accrued interest on operating deficit notes ..........  22,328,033   20,776,310
Investments in Operating Partnerships ................  21,591,416   14,072,159
Due to affiliate .....................................      75,000    1,300,000
                                                       -----------  -----------
                                                       126,468,424  112,051,496
                                                       -----------  -----------

Partners' Deficit:

Limited partners - Units of Limited Partnership
   interest, $96,250 stated value per unit;
   authorized, issued and outstanding - 600 Units.....(124,208,033)(109,778,909)
General partners......................................  (1,786,224)  (1,640,475)
                                                       -----------  -----------

                                                      (125,994,257)(111,419,384)
                                                       -----------  -----------

Total liabilities and partners' deficit............... $   474,167 $    632,112
                                                       =========== ============








   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                         1999          1998
                                                         ----          ----
Expenses:

Interest .......................................... $  8,122,672   $  8,983,343
Amortization ......................................      403,521        404,630
Related party management fee  .....................      300,000        300,000
Other..............................................      151,460         78,259
                                                    ------------   -------------
                                                       8,977,653      9,766,232
                                                    ------------   -------------

Loss from operations...............................   (8,977,653)    (9,766,232)

Interest income....................................       20,740         13,635
Equity in losses of operating partnerships.........   (5,617,960)    (5,589,263)
                                                    ------------   -------------

Net loss .......................................... $(14,574,873)  $(15,341,860)
                                                    ============   =============
Net loss allocated to general partners............. $   (145,749)  $   (153,419)
                                                    ============   =============
Net loss allocated to limited partners............. $(14,429,124)  $(15,188,441)
                                                    ============   =============
Net loss per unit of limited partnership interest.. $    (24,049)  $    (25,314)
                                                    ============   =============



















   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                     Limited          General
                                     Partners         Partners         Total
                                     --------         --------         -----

Balance, December 31, 1997.....   $ (94,590,468)   $(1,487,056)   $ (96,077,524)

Net Loss.......................     (15,188,441)      (153,419)     (15,341,860)
                                  --------------   ------------   --------------
Balance, December 31, 1998.....    (109,778,909)    (1,640,475)    (111,419,384)

Net Loss.......................     (14,429,124)      (145,749)     (14,574,873)
                                  --------------   ------------   --------------

Balance, December 31, 1999.....   $(124,208,033)   $(1,786,224)   $(125,994,257)
                                  ==============   ============   ==============
























   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------



                                                         1999           1998
                                                         ----           ----
Cash flows from operating activities:

Net loss........................................... $(14,574,873)  $(15,341,860)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Amortization.....................................    3,674,472      4,536,250
  Equity in losses of Operating Partnerships.......    5,617,960      5,589,263
  Interest added to loan principal on Purchase
    Money Note.....................................    3,299,998      3,300,000
  Increase in accrued interest on operating
    deficit notes..................................    1,551,723      1,551,723
  Decrease in accrued expenses.....................           --        (17,492)
  Decrease in due to affiliate.....................   (1,225,000)    (1,500,000)
                                                    ------------   ------------

  Net cash used in operating activities............   (1,655,720)    (1,882,116)
                                                    ------------   ------------

Cash flows from investing activities:

Distributions received from an operating
  partnership......................................    1,500,000        500,000
                                                    ------------   ------------

  Net cash provided by investing activities........    1,500,000        500,000
                                                    ------------   ------------

Decrease in cash and cash equivalents..............     (155,720)    (1,382,116)

Cash and cash equivalents, beginning of the
  period...........................................      629,887      2,012,003
                                                    ------------   ------------

Cash and cash equivalents, end of the period....... $    474,167   $    629,887
                                                    ============   ============















   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1.  ORGANIZATION

Twelve AMH Associates Limited Partnership (the "Partnership") was organized as a Massachusetts limited partnership under the Massachusetts Uniform Limited Partnership Act on April 24, 1984, for the purpose of acquiring a 66.667% general partnership interest in Square 254 Limited Partnership ("Square 254"), a District of Columbia limited partnership organized in 1979. On August 31, 1984, the Partnership acquired the interest in Square 254 from The Aetna Casualty and Surety Company, a Connecticut corporation ("Aetna"). In 1988, the Partnership acquired a 66.67% general partner interest in National Place Land Limited Partnership ("National Land" or "NPLLP"). In 1998, the Partnership, together with its partners in Square 254 and National Land, formed The Shops LLC in which the Partnership holds a 66.67% member interest. Square 254, National Land and The Shops LLC are collectively referred to as the Operating Partnerships.

Square 254 has developed and presently owns and operates a multiple use complex known as "National Place", located at 1331 Pennsylvania Avenue, NW, Washington D.C. National Place consists of the 772-room J.W. Marriott Hotel, a retail area containing 71,000 square feet, office towers containing 418,000 net rentable square feet, a 400-car parking garage and the 1,600-seat National Theatre, which is subleased to a not-for-profit organization. Square 254 leased the land on which National Place is situated and the National Theatre Building on a long term basis from the Pennsylvania Avenue Development Corporation through August 11, 1988, after which it has been leased from National Land as described below. Additionally, beginning April 1, 1998, Square 254 leases the retail space to The Shops LLC. Prior to April 1, 1998, the retail space was leased to an unaffiliated third party, as described below. The Partnership will terminate on December 31, 2090, or sooner, in accordance with the terms of the Partnership Agreement. The general partners of the Partnership are Two Winthrop Properties, Inc. and Linnaeus Lexington Associates Limited Partnership. The general partners of Square 254 are the Partnership, and affiliates of Quadrangle Development Corporation and Marriott Corporation.

The general partners contributed $20 in respect of their general partnership interests in the Partnership. On August 31, 1984, the Partnership admitted investor limited partners whom subscribed for a total of 600 Units, representing capital contributions of $57,750,000. Pursuant to the terms of the Partnership Agreement, profits or losses and cash distributions (after certain priority distributions) are allocated 99% to the investor limited partners and 1% to the general partners, respectively. Profits or losses and cash distributions resulting from the sale or refinancing of the Partnership's interest in Square 254 will be allocated 70% to the investor limited partners and 30% to the general partners after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

3.  DEFERRED FINANCING COSTS

The following is a summary of deferred financing costs at December 31, 1999 and 1998:

                                        Amortization
                                           Period           1999         1998
                                        ------------     ---------    ----------

Financing fee, at cost                   15 years        $ 50,000      $ 50,000

Less:  Accumulated amortization                           (50,000)      (47,775)
                                                         ---------    ----------

Unamortized costs                                        $     --      $  2,225
                                                         =========    ==========

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


4.  INVESTMENTS IN OPERATING PARTNERSHIPS

The Partnership's Investments in the Operating Partnerships are summarized as follows:

                                            National        The
                             Square 254       Land       Shops LLC       Total
                             -----------  -------------  ---------      -------

Balance, December 31, 1997...$18,650,994  $(26,232,594)     --     $ (7,581,600)

Distribution from
   Operating Partnership.....   (500,000)        --         --         (500,000)
Amortization.................   (401,296)        --         --         (401,296)
Equity in losses of
   Operating Partnerships....   (765,692)   (4,823,571)     --       (5,589,263)
                              ----------   ------------   ------    ------------
Balance, December 31, 1998... 16,984,006   (31,056,165)     --      (14,072,159)
                              ----------   ------------   ------    ------------

Distribution from
   Operating Partnership..... (1,500,000)        --         --       (1,500,000)
Amortization.................   (401,297)        --         --         (401,297)
Equity in losses of
   Operating Partnerships....   (245,086)   (5,372,874)     --       (5,617,960)
                              ----------   ------------   ------    ------------

Balance, December 31, 1999...$14,837,623  $(36,429,039)     --     $(21,591,416)
                              ==========   ============   ======    ============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

4.  INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

The condensed financial statements and condensed notes to financial statements of the Operating Partnerships (presented on a combined basis with all significant inter-entity transactions eliminated) are as follows:

CONDENSED BALANCE SHEETS
                                                     December 31,   December 31,
                                                        1999            1998
                                                     ------------  -------------
Assets

Rental property, net of accumulated depreciation
  of $99,345,012 and $91,544,702, respectively...... $114,569,383  $114,050,897
Land................................................   39,123,872    39,123,872

Cash, cash equivalents and replacement reserve......   11,527,380    13,470,538
Accounts receivable, net of allowance for doubtful
   accounts of $210,151 and $210,151, respectively..    4,291,140     2,971,902
Deferred costs, net of accumulated amortization
   of $263,268 and $204,484, respectively...........      327,846       386,630
Other assets........................................    3,324,324     3,868,106
                                                     ------------  -------------
         Total Assets............................... $173,163,945  $173,871,945
                                                     ============  =============

Liabilities and Owners' Deficit

Liabilities:
     Notes payable.................................. $220,726,838  $213,247,549
     Accounts payable...............................    5,601,546     3,723,499
     Other liabilities..............................      354,342       493,144
                                                     ------------  -------------
                                                      226,682,726   217,464,192
Owners' Deficit:
     Twelve AMH Associates Limited Partnership......  (30,831,964)  (23,714,004)
     Others.........................................  (22,686,817)  (19,878,243)
                                                     ------------  -------------
Total Owners' Deficit............................... (53,518,781)   (43,592,247)
                                                     ------------  -------------
Total Liabilities and Owners' Deficit............... $173,163,945  $173,871,945
                                                     ============  =============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


4.  INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

CONDENSED STATEMENTS OF OPERATIONS
                                                    Years Ended December 31,
                                               ---------------------------------
                                                    1999                 1998
                                               ------------        -------------
Hotel:
     Revenues...............................   $64,646,467         $ 63,965,742
     Operating expenses.....................   (46,889,014)         (47,095,991)
Depreciation and amortization...............    (4,171,349)          (4,805,883)
                                               ------------        -------------

Net hotel operations........................    13,586,104           12,063,868
                                               ------------        -------------

Rental:
     Revenues...............................    14,800,806           14,514,313
Operating expenses..........................    (7,359,285)          (7,217,776)
Depreciation and amortization...............    (3,687,046)          (4,303,862)
                                               ------------        -------------

Net rental operations.......................     3,754,475            2,992,675

Interest....................................   (26,342,175)         (23,993,031)
Other   ....................................       575,062              552,959
                                               ------------        -------------

Net loss....................................   $(8,426,534)        $ (8,383,529)
                                               ============        =============

Net loss allocated to Twelve AMH
     Associates Limited Partnership.........   $(5,617,960)        $ (5,589,263)
                                               ============        =============

Net loss allocated to others................   $(2,808,574)        $ (2,794,266)
                                               ============        =============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

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

     Rental property includes building costs, lease costs and furniture, fixtures and equipment. Building costs are recorded at cost and are composed of the J.W. Marriott Hotel and National Place. Depreciation is computed using the straight-line method over 40 years commencing when the component is placed in service. Depreciation and amortization expense amounted to $7,858,395 and $9,109,745 for 1999 and 1998, respectively.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


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

     Reclassification

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

B.   Notes Payable

     The Aetna Life Insurance Company (Aetna) provided permanent loan financing to Square 254 in 1982 and 1984 in the form of two loans. Both loans were due in the summer of 1999 but were extended by Aetna to January 1, 2000 through two forbearance agreements. The forbearance agreements increased the interest rate on the first loan from 11 5/8% to 14% and from 13% to 17% on the second loan. The forbearance agreements require a monthly payment of $1,471,323 for interest on both loans while the principal balance was due on January 1, 2000.

     The December 31, 1999 outstanding principal balance on the first loan is $114,400,724 and is $9,645,760 on the second loan. On January 4, 2000,
     Aetna extended the due date of the principal balances to April 1, 2000. Under the terms of the new extensions, interest is to continue at 14% and 17% until the principal is repaid. Currently Square 254 is in default on these loans. See Note 9. At December 31, 1999, the estimated fair value of the loans was their carrying value due to the short time frame the loans would be outstanding after year end.

     The loans are secured by the building and tenant improvements. There are no restrictive covenants or provisions on the loans.

     On August 9, 1988, NPLLP obtained financing from the AEW #136 Trust (administered by Aldrich, Eastman and Waltch, Inc.) in an amount equal to $43,101,900. The note, which matures on August 9, 2018, provides for base interest of 11% per annum and for additional interest based on the Partnership's net cash flow, as defined in the loan agreement. NPLLP did not generate net cash flow, as defined in the loan agreement, for the years ended December 31, 1999 and 1998.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


B.   Notes Payable (continued)

     Minimum monthly interest payments are $187,827. Any unpaid base interest in excess of the minimum monthly interest payment will be deferred and added to and deemed to be additional principal. The note provides for increases in principal from such interest deferrals to a maximum principal outstanding of $300,000,000. NPLLP deferred $7,902,188 and $7,082,611 in base interest for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, the note payable was $96,680,354 and $88,778,166, respectively.

     All unpaid principal and interest is due and payable at maturity. In addition, the note provides for a payment to the lender of "shared appreciation interest" at maturity. This amount is based on the capitalized value of the land lease and on the lender's required rate of return.

     The loan agreement provides several prepayment opportunities with specified prepayment prices throughout the term of the note. The first prepayment option was available from August 1996 until August 1998. There have not been any prepayments on the note.

     The note is secured by NPLLP's rental property and NPLLP's interest in the land lease. Also, NPLLP's partners have assigned portions of their interests in Square 254 Limited Partnership as additional collateral.

C.   Related Party Transactions

     Square 254 has entered into a contract for hotel management services with Marriott Corporation ("Marriott"), an affiliate of a general partner of the Operating Partnerships, which has an initial term of 30 years commencing with the opening date of the hotel and four 10-year renewal options. Under the terms of the management agreement, Marriott will retain a fee equal to 20% of the operating profit of the hotel subject to certain deferrals. This fee amounted to $3,630,233 and $3,524,168 in 1999 and 1998, respectively. There were no deferred fees as of December 31, 1999 and 1998. In addition, Marriott earns an amount equal to 3 percent of gross revenues to cover costs and expenses incurred as managing agent. This fee amounted to $1,939,394 and $1,918,970 in 1999 and 1998, respectively. Total management fees earned by Marriott amounted to $5,569,627 and $5,443,138 in 1999 and 1998, respectively.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


C.  Related Party Transactions (continued)

     Square 254 has entered into a property management agreement with QDC Property Management, Inc., an affiliate of a general partner of the Operating Partnerships. Under the terms of the agreement, the management company will be paid a fee equal to 3 percent of the gross rentals from National Place office space but not less than $5,000 per month. Additionally, for common area management services, QDC Property Management, Inc. is to be paid an annual base fee of $100,000 with increases tied to the Consumer Price Index. Management fees earned by QDC Property Management, Inc. amounted to $419,878 and $392,036 for the years ended December 31, 1999 and 1998, respectively.

     Square 254 reimburses Quadrangle Management Corporation ("QMC") for certain costs incurred by QMC on its behalf, such as engineering, janitorial, and tenants services. Total reimbursable costs earned by QMC were $674,353 and $627,700 in 1999 and 1998, respectively.

     Square 254 entered into a garage management agreement with Quik Park, Inc., an affiliate of QDC, which expires in 2004. Quik Park, Inc. earns a management fee of 5 percent of gross garage revenue. The agreement with Quik Park, Inc. was terminated effective April 1998. Allright Parking Washington, Inc., an affiliate of a general partner of the Partnership, assumed the management contract on the date of Quik Park Inc.'s termination. Quik Park Inc.'s fees amounted to $18,320 for 1998. Allright Parking Washington, Inc. received fees of $180,942 and $86,518 for 1999 and 1998, respectively.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


C.  Related Party Transactions (continued)

     Additionally, the lease provides for additional rental payments when net cash flow, as defined in the lease agreement, is generated. No additional rent was due for 1999 or 1998 since there was no net cash flow, as defined in the lease agreement.

     The effects of this lease have been eliminated for purposes of the condensed financial statement information presented above.

D.  Going Concern Matters

     Square 254's ability to continue as a going concern has been impaired due to the scheduled maturity of its loan obligations in 2000. NPLLP's reliance on Square 254 for rental revenue may indicate that NPLLP will be unable to continue as a going concern for a reasonable period of time. See Note 9.

     These condensed financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should these Operating Partnerships be unable to continue as a going concern. The Operating Partnerships' ability to meet these obligations is dependent upon Square 254 refinancing its debt. Management of the Partnership believes that Square 254 will be able to refinance the existing debt obligations, enabling the payment of its land lease obligations to NPLLP without a material adverse effect on NPLLP's financial condition. See Note 9.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

5.  PURCHASE MONEY NOTE AND NOTES PAYABLE

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

The Purchase Money Note outstanding at December 31 is as follows:

                                                   1999               1998
                                               -----------        -----------
           Purchase Money Note,
             including accrued interest        $72,599,997        $69,300,000
           Less: Unamortized discount                   --         (3,270,951)
                                               -----------        -----------

                                               $72,599,997        $66,029,049
                                               ===========        ===========

The Partnership entered into an Operating Deficit Guarantee Agreement with Aetna which required Aetna to lend to the Partnership an aggregate amount of up to $20,000,000, as needed by the Partnership, which in turn contributed or loaned such amounts to Square 254. The Partnership's ability to borrow under this agreement expired on December 31, 1989. No contributions have been made since 1987 when the Partnership contributed $1,124,678 to fund Square 254's operating deficits. Advances under the Operating Deficit Guarantee Agreement ("Operating Deficit Notes") bear interest at the rate of 15.5% per annum and was due and payable together with interest on August 31, 1999. The outstanding balance of these advances was $9,873,978 as of December 31, 1999 and 1998. The balance of the accrued interest on these advances was $22,328,033 and $20,776,310 as of December 31, 1999 and 1998, respectively.

In 1996, Aetna sold the Purchase Money Note and the Operating Deficit Notes to Travelers Insurance Company.

The Partnership did not have sufficient funds to satisfy its Purchase Money Note and Operating Deficit Notes (collectively, the "Maturing Notes") at maturity. The lender had agreed to forbear from exercising its rights and remedies for failure to pay the Maturing Notes until December 31, 1999. See Note 9.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


6.  TAXABLE LOSS

The Partnership's tax basis net loss for the years ended December 31, 1999 and 1998 differs from the net loss for financial reporting purposes primarily due to differences in the recognition of depreciation and capitalized costs. A reconciliation of net loss for financial reporting purposes to federal income tax basis net loss for the years ended December 31, 1999 and 1998 follows:

                                                     1999               1998
                                                 -------------     -------------
Net loss for financial reporting purposes....... $(14,574,873)     $(15,341,860)
Amortization of the costs in excess of the
  Partnership's initial basis in the net
  assets of an Operating Partnership............      370,046           370,046
Expenses accrued and payable to related
  parties not deductible until year of
  payment for tax purposes......................   (1,225,000)       (1,500,000)
Interest expense on the Purchase Money Note
  utilizing the simple interest method for
  tax purposes..................................    3,270,949         4,131,620
Non-deductible expenses for tax purposes........          198               255
Legal expenses for GAAP reporting purposes......       76,900                --
Amortization of costs...........................      (19,062)          (19,062)
Equity in Operating Partnerships' financial
  statement loss in excess of tax loss..........    2,667,245           861,429
Depreciation of basis adjustment under
  Section 708 of the Internal Revenue Code......   (1,582,049)        1,582,049)
                                                 -------------     -------------

Tax basis net loss.............................. $(11,015,646)     $(13,079,621)
                                                 =============     =============

Partners deficit account balances for federal income tax purposes were $185,161,561 and $174,145,915 as of December 31, 1999 and 1998, respectively.


7.  TRANSACTIONS WITH AFFILIATE

Expenses for 1999 and 1998 include an annual management fee of $300,000 earned by an affiliate of a general partner. Unpaid management fees payable to this affiliate amounted to $75,000 and $1,300,000 at December 31, 1999 and 1998, respectively.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


8.  LIQUIDITY

During 1999 and 1998, the Partnership received $1,500,000 and $500,000, respectively, of cash distributions from the Operating Partnerships. These funds were used primarily to pay management fees that were due to affiliates. The Partnership will continue to require cash to repay amounts due to affiliates, pay management fees and general and administrative expenses, and may require cash to satisfy its obligation to fund any operating deficits of the Operating Partnerships. Any future distributions received by the Partnership from the Operating Partnerships will be applied first to satisfy the unpaid management fees.

9.  GOING CONCERN

Based on the Partnership's cash flows, the Partnership did not have sufficient funds to satisfy its existing zero coupon, purchase money notes at their maturity. As a result, this raises substantial doubt about the Partnership's ability to continue as a going concern. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as Quadrangle and Marriott, are currently in the process of finalizing a plan which would provide for the forbearance of the exercise of any rights under the Traveler's loan for at least two years and would entitle the Partnership to an approximately $2,800,000 payment in November 2002, as well as provide for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that if the transaction is completed, any foreclosure on the collateral securing the Traveler's loan would not occur until 2003 thereby deferring any recognition of taxable gain until 2004. The transaction would further provide for the non-Hotel assets to be transferred to an affiliate of Quadrangle and the Hotel would be transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the Partnership will hold an interest. In addition, each of the Operating Partnerships would be dissolved. As a result, the Partnership's only asset would then be an interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan would be bifurcated such that a portion of the debt will be secured by the non-Hotel assets and a portion of the debt will be secured by the Hotel assets. If the transaction is not consummated, it is anticipated that the Partnership will lose its assets through foreclosure which will not generate any distributions to the partners and will cause limited partners to recognize a gain for tax purposes. In addition to the foregoing it is anticipated that an affiliate of Marriott will be given an option to acquire the Partnership's interest in the New Hotel Partnership, which option will be exercisable upon expiration of the forbearance period and prior to January 1, 2003, for a purchase price in excess of the Traveler's loan and the $2,800,000 payment.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                                Has Served as a
                      Position Held with the                    Director or
Name                  Managing General Partner                  Officer Since
-----------------     ------------------------------------      ----------------

Michael L. Ashner     Chief Executive Officer and Director      1-96

Thomas C. Staples     Chief Financial Officer                   1-99

Peter Braverman       Executive Vice President and Director     1-96

Patrick J. Foye       Vice President - Residential and          10-98
                      Director

Carolyn Tiffany       Chief Operating Officer and Clerk         10-95

         Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 42, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         (a)  Security Ownership of Certain Beneficial Owners.

         Two Winthrop and Linnaeus own all the outstanding general partnership interests in the Partnership. As general partners, they are entitled in the aggregate to 1% of the Partnership's net income or loss for tax purposes, and, after certain priority distributions, 1% of cash flow. In addition, after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital, the General Partners are entitled to 30% of the proceeds of a capital transaction in connection with the liquidation or termination of the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 2000.

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

         (b)  Security Ownership of Management.

         As of April 1, 2000, none of the officers, directors or partners the General Partners beneficially own any Units. However, Win Partner Interest LLC, an affiliate of the General Partners, owns 16 Units representing 2.67% of the total outstanding Units.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership paid to the General Partners and their affiliates for the years ended December 31, 1999 and 1998:

Entity                Compensation                      1999            1998
------                ------------                      ----            ----

Winthrop Financial    Partnership Management Fee   $1,525,000(1)   $1,800,000(1)
 Co., Inc.

(1) Includes payments of $1,300,000 and $1,500,000 in 1999 and 1998, respectively, of past management fees which had been accrued.

         From 1984 through 1995, Winthrop Financial Co., Inc. agreed to the Partnership's deferral, on an interest-free basis, of the payment of an annual partnership management fee for administrative and investor services in the amount of $300,000. In 1998, Winthrop Financial Co., Inc. received its $300,000 current fee and $1,500,000 of its accrued fees. In 1999, Winthrop Financial Co., Inc. received $225,000 of its current fee and $1,300,000 on account of its accrued fee.

         Total management fees earned by Marriott and paid by Square 254 for managing and operating the J. W. Marriott Hotel, amounted to $5,569,627 and $5,443,138 in 1999 and 1998, respectively. Total management fees earned by Quadrangle and paid by Square 254 for managing the Office Towers and common area amounted to $419,878 and $392,036 for the years ended December 31, 1999 and 1998, respectively. QuikPark, Inc., an affiliate of Quadrangle, earned fees of $18,320 in 1998 for managing and operating the parking garage. Effective April 1, 1998, All-Right Parking Washington, Inc., an affiliate of WFA began providing management services at the Parking Garage and earned $180,942 and $86,518 in 1999 and 1998, respectively, for these services.

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

                                          Date:    April 13, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name                Title                               Date
-------------------           ------------------------            --------------

/s/ Michael Ashner            Chief Executive Officer             April 13, 2000
-------------------
Michael Ashner                 and Director

/s/ Thomas Staples            Chief Financial Officer             April 13, 2000
-------------------
Thomas Staples

/s/ Peter Braverman           Executive Vice President            April 13, 2000
-------------------
Peter Braverman                and Director

                                  EXHIBIT INDEX

          Exhibit                                                           Page
          -------                                                           ----

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

4.        See Exhibit 3 above

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

   (f) Lease dated September 12, 1979 between Pennsylvania Avenue Development Corporation ("PADC") and Square 254 Limited
          (incorporated by reference to Exhibit 10(f) to the Registration Statement)

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

27        Financial Data Schedule