Form 10QSB
period 2000-03-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 2000-05-22
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000                  Commission File Number 0-13493


                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                     04-2833662
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 Five Cambridge Center, Cambridge, MA                         02142
--------------------------------------              --------------------------
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

                                 YES /x/ NO / /

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited) (Note 1)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         2000          1999
                                                     --------------------------

REVENUES:
     Interest income .............................   $     3,551    $     6,938

EXPENSES:
     Interest ....................................     1,212,931      2,388,676
     Amortization ................................       100,324        101,157
     Related party management fee ................        75,000         75,000
     General and administrative ..................        51,400         13,995
                                                     -----------    -----------
                                                       1,439,655      2,578,828
                                                     -----------    -----------

Loss from Operations .............................    (1,436,104)    (2,571,890)

Equity in Losses of Operating Partnerships .......    (2,109,285)    (1,730,978)
                                                     -----------    -----------

Net Loss .........................................   $(3,545,389)   $(4,302,868)
                                                     ===========    ===========

Net Loss Allocated to General Partners ...........   $   (35,454)   $   (43,029)
                                                     ===========    ===========

Net Loss Allocated to Limited Partners ...........   $(3,509,935)   $(4,259,839)
                                                     ===========    ===========

Net Loss per Unit of Limited Partnership Interest    $    (5,850)   $    (7,100)
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                           March 31, 2000  December 31, 1999
                                                           --------------  -----------------
ASSETS:
Cash and cash equivalents ...............................   $      51,318    $     474,167
Prepaid management fees ................................         225,000               --
                                                            -------------    -------------
     TOTAL ASSETS .......................................   $     276,318    $     474,167
                                                            =============    =============

LIABILITIES:
Purchase Money Note, plus accrued interest ..............   $  73,424,997    $  72,599,997
Notes payable ...........................................       9,873,978        9,873,978
Accrued interest on notes payable .......................      22,715,964       22,328,033
Investments in Operating Partnerships ...................      23,801,025       21,591,416
Due to affiliate ........................................              --           75,000
                                                            -------------    -------------

                                                              129,815,964      126,468,424
PARTNERS' DEFICIT:
Limited partners - Units of Limited Partnership Interest,
  $96,250 stated value per unit; authorized, issued
  and outstanding - 600 Units ...........................    (127,717,968)    (124,208,033)
General partners ........................................      (1,821,678)      (1,786,224)
                                                            -------------    -------------

                                                             (129,539,646)    (125,994,257)

TOTAL LIABILITIES AND PARTNERS' DEFICIT .................   $     276,318    $     474,167
                                                            =============    =============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATE LIMITED PARTNERSHIP
STATEMENT OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                         Three Months Ended
                                                              March 31,
                                                         2000           1999
                                                     --------------------------
Cash flows from operating activities:

Net loss .........................................   $(3,545,389)   $(4,302,868)
Adjustments to reconcile net loss to net cash used
  in operating activities:
   Amortization ..................................       100,324        101,157
   Equity in losses of Operating Partnerships ....     2,109,285      1,730,978
   Accrued interest on Purchase
      Money Note .................................       825,000      2,000,744
   Increase in accrued interest on notes payable .       387,931
                                                                        387,931
   Increase in accrued expenses ..................            --          1,863
   (Decrease) increase in due to affiliate .......       (75,000)        75,000
   Increase in prepaid management fee ............      (225,000)            --
                                                     -----------    -----------

   Net cash used in operating activities .........      (422,849)        (5,195)

Cash and cash equivalents, beginning of period ...       474,167        629,887
                                                     -----------    -----------

Cash and cash equivalents, end of period .........   $    51,318    $   624,692
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                     Units of
                                     Limited              Investor
                                   Partnership            Limited               General
                                    Interest              Partners              Partners                Total
                                  -------------         -------------         -------------         -------------

Balance, December 31, 1999                  600         $(124,208,033)        $  (1,786,224)        $(125,994,257)

Net loss .................                                 (3,509,935)              (35,454)           (3,545,389)
                                  -------------         -------------         -------------         -------------

Balance, March 31, 2000 ..                  600         $(127,717,968)        $  (1,821,678)        $(129,539,646)
                                  =============         =============         =============         =============



Balance, December 31, 1998                  600         $(109,778,909)        $  (1,640,475)        $(111,419,384)

Net loss .................                                 (4,259,839)              (43,029)           (4,302,868)
                                  -------------         -------------         -------------         -------------

Balance, March 31, 1999 ..                  600         $(114,038,748)        $  (1,683,504)        $(115,722,252)
                                  =============         =============         =============         =============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1. ACCOUNTING AND FINANCIAL REPORTING POLICIES

      The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's annual report on Form 10-KSB for the period ended December 31, 1999.

      The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2000.

2. RELATED PARTY TRANSACTIONS

      Expenses for the three months ended March 31, 2000 and 1999 include a management fee of $75,000 earned by an affiliate of the General Partner. As of March 31, 2000, the Partnership had prepaid management fees of $225,000, while at December 31, 1999 there were unpaid management fees to the affiliate of $75,000.

3. INVESTMENTS IN OPERATING PARTNERSHIPS

      The condensed statements of operations of the Operating Partnerships (presented on a combined basis with all significant inter-partnership transactions eliminated) are as follows:

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

Condensed Statements of Operations

                                                Three Months Ended March 31,
                                                ----------------------------

                                                 2000                  1999
                                             ------------          ------------
Hotel:
  Revenue ..........................         $ 13,953,021          $ 13,641,694
  Operating expenses ...............          (10,717,346)          (10,281,488)
  Depreciation and amortization ....           (1,020,078)           (1,020,078)
                                             ------------          ------------

Net hotel operations ...............            2,215,597             2,340,128
                                             ------------          ------------

Rental:
  Revenues .........................            4,298,804             3,672,683
  Operating expenses ...............           (1,764,108)           (1,653,655)
  Depreciation and amortization ....             (940,694)             (941,093)
                                             ------------          ------------

Net rental operations ..............            1,594,002             1,077,935

Interest ...........................           (7,091,943)           (6,122,020)
Other ..............................              118,528               107,589
                                             ------------          ------------

Net loss ...........................         $ (3,163,816)         $ (2,596,368)
                                             ============          ============

Net loss allocated to Twelve AMH
  Associates Limited Partnership ...         $ (2,109,285)         $ (1,730,978)
                                             ============          ============

Net loss allocated to others .......         $ (1,054,531)         $   (865,390)
                                             ============          ============

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

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

      Liquidity and Capital Resources

      At March 31, 2000, the Partnership's only assets consisted of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and its company interest in The Shops LLC ("Shops"). Square 254 and National Land own a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leases the retail space at the complex.

      The Partnership's primary source of revenue is distributions from Square 254, the Shops and National Land (collectively, the "Operating Partnerships"). The Partnership requires cash to pay management fees and general and administrative expenses and may require cash to satisfy its obligations to fund any operating deficits of the Operating Partnerships.

      The Partnership received no cash distributions from the Operating Partnerships during either of the three months ended March 31, 2000 or March 31, 1999.

      The Partnership's liquidity based on cash and cash equivalents declined from $474,167 at December 31, 1999 to $51,318 at March 31, 2000. The
      decrease in cash and cash equivalents is primarily the result of the payment of general and administrative expenses of $51,400 and the payment of management fees of $375,000 including $75,000 of accrued fees from 1999 and $300,000 of fees due for 2000. The Partnership's current reserves are expected to be sufficient to fund administrative expenses in the foreseeable future.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP previously owned by Square 254

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

      Liquidity and Capital Resources (continued)

      The Partnership is currently in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan is secured by the Partnership's interests in Square 254, National Land and The Shops. Further, Square 254 is in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnerships assets, the Partnership, as well as the other partners in the Operating Partnerships', finalized a transaction on May 12, 2000 which provides for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002, as well as provides for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. Further, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle and the Hotel previously owned by Square 254 was transferred to a newly formed limited partnership (the "New Hotel Partnership") in which the partners of Square 254, as well as Host Marriott, LP, received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which was acquired by the New Hotel Partnership. The $2,800,000 payment is not security for the Traveler's loan. In addition, each of the Operating Partnerships has been dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of the National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure which would have caused the limited partners to recognize a gain for tax purposes. In addition to the foregoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period") and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Travelers loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction, it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approxmiately $60,000 per unit as a result of the transfer of the land previously held by National Land.


      Results of Operations

      Loss from operations decreased from $2,571,890 for the three months ended March 31, 1999 to $1,436,104 for the three months ended March 31, 2000. This decrease is due to decreases in Partnership expenses of $1,139,173, while revenues decreased by only $3,387. The decrease in expenses resulted primarily from a decrease of $1,175,745 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. This decrease was partially offset by an increase in general and administrative expenses of $37,405.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

      The Operating Partnerships' net loss increased from $2,596,368 for the three months ended March 31, 1999 to $3,163,816 for the three months ended March 31, 2000. The increase in net loss is attributable to a decrease in net Hotel operations and an increase in interest expense, which were only partially offset by an increase in net rental operations and an increase in other income. Hotel operations revenue increased by $311,327 for the three months ended March 31, 2000 as compared to March 31, 1999 as a result of increased food and beverage sales which were partially offset by a decrease in room rentals and other Hotel revenue. The increase in Hotel revenues was more than offset by an increase in Hotel operations expenses of $435,858 for the same period. The increase in Hotel expenses was due primarily to an increase in food and beverage costs, insurance, other taxes and sales expenses which were only partially offset by decreases in room costs, administrative expenses, repairs and maintenance and utilities. The increase in interest expense at Square 254 in the result of a default interest rate being charged on the loan during the forbearance period. Net rental operations increased due to an increase in rental revenue of $626,121 which was partially offset by an increase in operating expenses of $110,453 for the three months ended March 31, 2000 as compared to the same period ending March 31, 1999. The increase in rental revenues was due to an increase in office rentals, which was partially offset by a decrease in retail and parking revenues. Rental operations expenses increased primarily as a result of increases in legal, management fees, personnel services and repairs and maintenance.

      Operating results for National Land decreased by $222,808 for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 primarily as a result of an increase in interest expense.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.

A.    Exhibits.

      Exhibit 27, Financial Data Schedule

B.    Reports on Form 8-K.

      No reports on Form 8-K were filed during the three months ended March 31, 2000.

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

                        TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                        (Registrant)

                        By: Two Winthrop Properties, Inc.
                            Managing General Partner


                            By: /s/ Michael L. Ashner
                                -------------------------
                                Michael L. Ashner
                                Chief Executive Officer


                            By: /s/ Thomas C. Staples
                                -------------------------
                                Thomas C. Staples
                                Chief Financial Officer

DATED: May 15, 2000