Form 10QSB
period 2000-06-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 2000-08-18
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended June 30, 2000                   Commission File Number 0-13493
                  -------------                                          -------



                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




          Massachusetts                                  04-2833662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)




Five Cambridge Center, Cambridge, MA                             02142
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip Code)




Registrant's telephone number, including area code           (617) 234-3000
                                                       -------------------------



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

STATEMENT OF OPERATIONS (UNAUDITED) (NOTE 1)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

PART I - FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                         2000               1999               2000                1999
                                                    --------------------------------      --------------------------------
REVENUES:
      Interest income.........................      $        451        $     7,495       $      4,002        $    14,433

Expenses:
      Interest................................         1,336,433          2,449,302          2,549,364          4,837,978
      Amortization............................         9,681,629            101,158          9,781,953            202,315
      Related party management fee............            75,000             75,000            150,000            150,000
      General and administrative..............            43,371             32,353             94,771             46,347
                                                    ------------        -----------       ------------        -----------
                                                      11,136,433          2,657,813         12,576,088          5,236,640
                                                    ------------        -----------       ------------        -----------
Loss from Operations..........................       (11,135,982)        (2,650,318)      $(12,572,086)        (5,222,207)
Equity in Income (Losses) of
Operating Partnerships.......................         33,482,654           (222,914)        31,373,369         (1,953,892)
                                                    ------------        -----------       ------------        -----------
Net Income (Loss)                                   $ 22,346,672        $(2,873,232)      $ 18,801,283        $(7,176,099)
                                                    ============        ===========       ============        ===========
Net Income (Loss) Allocated to
  General Partners............................      $    223,467        $   (28,732)      $    188,013        $   (71,761)
                                                    ============        ===========       ============        ===========
Net Income (Loss) Allocated to
  Limited Partners............................      $ 22,123,205        $(2,844,500)      $ 18,613,270        $(7,104,338)
                                                    ============        ===========       ============        ===========
Net Income (Loss) per Unit of
Limited Partnership
  Interest....................................      $     36,872        $    (4,741)      $     31,022        $   (11,841)
                                                    ============        ===========       ============        ===========





   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
--------------------------------------------------------------------------------
JUNE 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)

                                                                 June 30,                December 31,
                                                                   2000                       1999
                                                              -------------              -------------
ASSETS:
Cash and cash equivalents...........................          $       8,398              $     474,167
Prepaid management fees.............................                150,000                        -
                                                              -------------              -------------

TOTAL ASSETS........................................          $     158,398              $     474,167
                                                              =============              =============

LIABILITIES:
Purchase Money Note, plus accrued interest..........          $  74,345,331              $  72,599,997
Notes payable.......................................              9,873,978                  9,873,978
Accrued interest on notes payable...................             23,132,063                 22,328,033
Investments in Operating Partnerships...............                      -                 21,591,416
Due to affiliate....................................                      -                     75,000
                                                              -------------              -------------

                                                                107,351,372                126,468.424
                                                              -------------              -------------
PARTNERS' DEFICIT:
Limited partners - Units of Limited
      Partnership Interest, $96,250 stated
      value per unit; authorized, issued
       and outstanding - 600 Units..................           (105,594,763)              (124,208,033)
 General partners...................................             (1,598,211)                (1,786,224)
                                                              -------------              -------------
                                                               (107,192,974)              (125,994,257)

         Total liabilities and partners' deficit....          $     158,398              $     474,167
                                                              =============              =============








   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                                                            June 30,          June 30,
                                                                              2000              1999
                                                                          ------------      -----------
Cash flows from operating activities:
      Net income (loss)...............................................    $ 18,801,283      $(7,176,099)

      Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization.................................................       9,781,953          202,315
         Equity in (income) losses of Operating Partnerships..........     (31,373,369)       1,953,892
         Accrued interest on Purchase
             Money Note...............................................       1,745,333        4,062,115
         Increase in accrued interest on notes payable................         804,031          775,862
         Decrease in due to affiliates................................         (75,000)        (295,000)
         Increase in prepaid management fee...........................         150,000                -
                                                                          ------------      -----------

         Net cash used in operating activities........................        (465,769)        (476,915)

Cash flows used in financing activities:
      Refinancing costs...............................................               -          (51,478)
                                                                          ------------      -----------

         Net cash used in financing activities........................               -          (51,478)

      Decrease in cash and cash equivalents...........................        (465,769)        (528,393)

      Cash and cash equivalents, beginning of period..................         474,167          629,887
                                                                          ------------      -----------

      Cash and cash equivalents, end of period........................    $      8,398      $   101,494
                                                                          ============      ===========







   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)
--------------------------------------------------------------------------------

                                              Units of
                                               Limited         Investor
                                             Partnership        Limited          General
                                              Interest         Partners         Partners            Total
                                              --------         --------         --------            -----
Balance, December 31, 1999...............       600         $(124,208,033)     $(1,786,224)     $(125,994,257)
Net Income...............................                      18,613,270          188,013         18,801,283
                                                ---         -------------      -----------      -------------
Balance, June 30, 2000...................       600         $(105,594,763)     $(1,598,211)     $(107,192,974)
                                                ===         =============      ===========      =============



Balance, December 31, 1998...............       600         $(109,778,909)     $(1,640,475)     $(111,419,384)
Net loss.................................                      (7,104,338)         (71,761)        (7,176,099)
                                                ---         -------------      -----------      -------------
Balance, June 30, 1999...................       600         $(116,883,247)     $(1,712,236)     $(118,595,483)
                                                ===         =============      ===========      =============














   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by Twelve AMH Associates (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. The balance sheet at December 31, 1999 was derived from audited financial statements at such date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 2000.


2.       RELATED PARTY TRANSACTIONS

         Expenses for the six months ended June 30, 2000 and 1999 include a management fee of $150,000 earned by an affiliate of the General Partner. As of June 30, 2000, the Partnership had prepaid management fees of $150,000, while at December 31, 1999 there were unpaid management fees to the affiliate of $75,000.


3.       INDEBTEDNESS

         As previously reported, the Partnership is in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan was secured by the Partnership's interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and The Shops LLC ("Shops"). Further, Square 254 was in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as the other partners in Square 254, National Place and The Shops (collectively, the "Operating Partnerships"), finalized a transaction on May 12, 2000 which provided for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002 (the "Forbearance Amount"), as well as provided for the satisfaction of the Square 254 loans through a refinancing. In the event that the Forbearance Amount is not paid to the Partnership, the Partnership will receive a preferred interest in the New Hotel Partnership. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. In connection with this transaction, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle Development Corporation (a partner in the Operating Partnerships) and the Hotel previously owned by Square 254 was transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the partners of Square 254, as well as Host Marriott, L.P., received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which loan was acquired by the New Hotel Partnership. The Forbearance Amount is not security for the Traveler's loan. In addition, National Land and The Shops were also dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure, which would have caused the limited partners to recognize a gain for tax purposes. In addition to the forgoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period"), and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Traveler's loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approximately $60,000 per unit as a result of the transfer of land previously held by National Land.

4.       LITIGATION

         Clyde V. Alexander, Jr. M.D. v Two Winthrop Properties, Inc., Linnaeus-Lexington Associates Limited Partnership, Winthrop Financial Associates and Twelve AMH Associates Limited Partnership, Superior Court for the District of Columbia (Civil Action NO. 0005602-00). The plaintiff filed an eleven count complaint against the defendants on or about July 27, 2000. seeking to maintain the action as a class action on behalf of all limited partners of the Partnership, and as a derivative action as to certain claims. Although the complaint contains allegations based upon the failure of the Partnership to achieve results projected in the Confidential Memorandum in 1984, the claims are primarily based upon the May, 2000 restructuring of the Partnership debt. The plaintiff claims, in substance, that the debt restructuring and related dissolution of the Operating Partnerships was done in violation of the Partnership Agreement, and that the limited partners were damaged as a result. The plaintiff also complains about fees paid to the General Partners and their affiliates during the life of the Partnership. The plaintiff has asserted claims for breach of fiduciary duty, breach of contract, fraud and misrepresentation, civil conspiracy, waste and unjust enrichment. The defendants have obtained an enlargement of time within which they are to respond to the complaint through September 8, 2000.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis or Plan of Operations

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.). The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         Liquidity and Capital Resources

         Prior to May 12, 2000, the Partnership's only assets consisted of cash and its general partnership interests in Square 254 Limited Partnership ("Square 254"), and National Place Land Limited Partnership ("National Land") and its company interest in The Shops LLC ("Shops"). Square 254 and National Land owned a multiple-use complex located in Washington D.C. known as National Place, and the underlying land, respectively. The Shops, in turn, leased the retail space at the complex.

         As previously reported, the Partnership is in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan was secured by the Partnership's interests in Square 254, National Land and The Shops (collectively, the "Operating Partnerships"). Further, Square 254 was in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as the other partners in the Operating Partnerships, finalized a transaction on May 12, 2000 which provided for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002 (the "Forbearance Amount"), as well as provided for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. In the event that the Forbearance Amount is not paid to the Partnership, the Partnership will receive a preferred interest in the New Hotel Partnership. In connection with this transaction, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle Quadrangle Development Corporation (a partner in the Operating Partnerships) and the Hotel previously owned by Square 254 was transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the partners of Square 254, as well as Host Marriott, L.P., received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which loan was acquired by the New Hotel Partnership. The Forbearance Amount is not security for the Traveler's loan. In addition, National Land and The Shops were also dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure, which would have caused the limited partners to recognize a gain for tax purposes. In addition to the forgoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period"), and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Traveler's loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approximately $60,000 per unit as a result of the transfer of land previously held by National Land.

         Prior to May 12, 2000, the Partnership's primary source of revenue was distributions from the Operating Partnerships. As a result of the May 12 transaction, the Partnership's primary source of revenue will be distributions form the New Hotel Partnership and the payment of the Forbearance Amount or any payment received by the Partnership as a result of the exercise by Host Marriott of its option to acquire the Partnership's interest in the New Hotel Partnership. However, it is anticipated that as a result of the priority distributions to certain of the other partners in the New Hotel Partnership, the Partnership will not receive any distributions from the New Hotel Partnership in the near future.

         The Partnership requires cash to pay management fees and general and administrative expenses. The Partnership received no cash distributions from the Operating Partnerships during either of the six months ended June 30, 2000 or June 30, 1999.

         The Partnership's liquidity based on cash and cash equivalents declined from $474,167 at December 31, 1999 to $8,398 at June 30, 2000. This
         decrease in cash and cash equivalents was primarily the result of the payment of general and administrative expenses of $94,771 and the payment of management fees of $375,000 including $75,000 of accrued fees from 1999 and $300,000 of fees due for 2000. The Partnership's current reserves are not expected to be sufficient to fund administrative expenses in the foreseeable future, and as a result, it is anticipated that an affiliate of the general partner will advance funds to cover these operating expenses. Further, as discussed in "Item
         1. Financial Statements, Note 3", costs associated with the recent litigation may impact the Partnership's liquidity.


         Results of Operations

         Loss from operations increased from $5,222,207 for the six months ended June 30, 1999 to $12,572,086 for the six months ended June 30, 2000. This increase is due to increases in partnership expenses of $7,339,448, and a decrease in revenues of $10,431.

         The increase in expenses resulted primarily from an increase in amortization expense of $9,579,638 resulting from the write up of its investment in Operating Partnerships as discussed below, and an increase in general and administrative expenses of $48,424. These increases were only partially offset by a decrease of $2,288,614 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. All interest on the loans is accrued and will be due and payable upon the maturities of such loans. All other expenses remained constant.

         As a result of the transaction that occurred on May 12, 2000, the Partnership has written up its investment in Operating Partnerships to zero. Each of the Operating Partnerships have been dissolved, and effective May 12, 2000, the Partnership's only asset is a Limited Partnership interest in the New Hotel Partnership. Due to certain priorities to the General Partner and other Limited Partners in the New Hotel Partnership, it is anticipated that there will be no economic effect on the Partnership for financial reporting purposes. As such, equity in income of Operating Partnership of $31,373,369 and amortization expense of $9,781,953 have been recognized during these six months ended June 30, 2000 to write the investment balance up to zero.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1. Legal Proceedings

Clyde V. Alexander, Jr. M.D. v Two Winthrop Properties, Inc., Linnaeus-Lexington Associates Limited Partnership, Winthrop Financial Associates and Twelve AMH Associates Limited Partnership, Superior Court for the District of Columbia (Civil Action NO. 0005602-00). The plaintiff filed an eleven count complaint against the defendants on or about July 27, 2000. seeking to maintain the action as a class action on behalf of all limited partners of the Partnership, and as a derivative action as to certain claims. Although the complaint contains allegations based upon the failure of the Partnership to achieve results projected in the Confidential Memorandum in 1984, the claims are primarily based upon the May, 2000 restructuring of the Partnership debt. The plaintiff claims, in substance, that the debt restructuring and related dissolution of the Operating Partnerships was done in violation of the Partnership Agreement, and that the limited partners were damaged as a result. The plaintiff also complains about fees paid to the General Partners and their affiliates during the life of the Partnership. The plaintiff has asserted claims for breach of fiduciary duty, breach of contract, fraud and misrepresentation, civil conspiracy, waste and unjust enrichment. The defendants have obtained an enlargement of time within which they are to respond to the complaint through September 8, 2000.

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

                                   TWELVE AMH ASSOCIATES
                                   LIMITED PARTNERSHIP
                                   (Registrant)

                                       By:  Two Winthrop Properties, Inc.
                                            Managing General Partner

                                            By: /s/ Michael L. Ashner
                                                ------------------------
                                                Michael L. Ashner
                                                Chief Executive Officer


                                            By: /s/ Thomas C. Staples
                                                ------------------------
                                                Thomas C. Staples
                                                Chief Financial Officer




DATED:  August 17, 2000