Form 10QSB
period 2000-09-30
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 2000-11-09
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000             Commission File Number 0-13493
                  ------------------                                    -------



                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Massachusetts                                  04-2833662
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


 Five Cambridge Center, Cambridge, MA                          02142
------------------------------------------                --------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code           (617) 234-3000
                                                          --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X   NO
                                        ---

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF OPERATIONS
(UNAUDITED) (NOTE 1)

--------------------------------------------------------------------------------------------------------------------------
                                                             Three Months Ended                  Nine Months Ended
                                                                September 30,                      September 30,

                                                          2000               1999            2000                1999
                                                          -----------------------            ------------------------
Revenues:
      Interest income............................    $         139    $          288      $       4,141     $        14,721
Expenses:
      Interest...................................        1,354,644         2,068,574          3,904,008           6,906,552
      Amortization...............................                -           100,882          9,781,953             303,197
      Related party management fee...............           75,000            75,000            225,000             225,000
      General and administrative.................           29,059            17,835            123,830              64,182
                                                     -------------    --------------      -------------     ---------------
                                                        1,458,703          2,262,291        14,034,791            7,498,931
                                                     -------------    --------------      -------------     ---------------
Loss from Operations.............................      (1,458,564)       (2,262,003)       (14,030,650)         (7,484,210)

Equity in Income (Loss) from Operating
      Partnerships...............................               -        (2,506,788)         31,373,369         (4,460,680)
                                                     -------------    --------------      -------------     ---------------
Net Income (Loss) ...............................     $(1,458,564)      $(4,768,791)      $  17,342,719       $(11,944,890)
                                                     =============    ==============      =============     ===============
Net Income (Loss) Allocated to
   General Partners..............................    $    (14,586)    $     (47,688)      $     173,427     $     (119,449)
                                                     =============    ==============      =============     ===============
Net Income (Loss) Allocated to
   Limited Partners..............................     $(1,443,978)      $(4,721,103)      $  17,169,292     $  (11,825,441)
                                                     =============    ==============      =============     ===============
Net Income (Loss) per Unit of Limited
Partnership Interest.............................    $     (2,407)    $      (7,869)      $      28,615     $      (19,709)
                                                     =============    ==============      =============     ===============


   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

BALANCE SHEETS
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999 (AUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                        September 30,             December 31,
                                                                            2000                      1999
                                                                        -------------            -------------
ASSETS:
Cash and cash equivalents............................................   $       4,478            $     474,167
Prepaid management fees..............................................          75,000                        -
                                                                        -------------            -------------
      TOTAL ASSETS...................................................   $      79,478            $     474,167
                                                                        =============            =============
LIABILITIES:
Purchase Money Note, plus accrued interest...........................   $  75,280,330            $  72,599,997
Notes payable........................................................       9,873,978                9,873,978
Accrued interest on notes payable....................................      23,551,708               22,328,033
Investments in Operating Partnerships................................               -               21,591,416
Due to affiliate.....................................................          25,000                   75,000
                                                                        -------------            -------------
      TOTAL LIABILITIES..............................................     108,731,016              126,468,424
                                                                        -------------            -------------
PARTNERS DEFICIT:
Limited partners - Units of Limited Partnership
   Interest, $96,250 stated value per unit;
   authorized, issued and outstanding - 600 Units....................    (107,038,741)            (124,208,033)
General partners.....................................................      (1,612,797)              (1,786,224)
                                                                        -------------            -------------
      TOTAL PARTNERS' DEFICIT........................................    (108,651,538)            (125,994,257)
                                                                        -------------            -------------
TOTAL LIABILITIES AND PARTNERS' DEFICIT..............................   $      79,478            $     474,167
                                                                        =============            =============



   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED) (NOTE 1)

--------------------------------------------------------------------------------------------------------------------------
                                                                                  September 30,         September 30,
                                                                                      2000                  1999
                                                                                  -------------         -------------
Cash flows from operating activities:
      Net income (loss)                                                            $ 17,342,719        $(11,944,890)
      Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Amortization........................................................         9,781,953              303,197
         Equity in (income) losses of Operating Partnerships.................      (31,373,369)            4,460,680
         Accrued interest on Purchase Money Note.............................         2,680,333            5,745,948
         Increase in accrued interest on notes payable.......................         1,223,675            1,160,604
         Increase in other assets............................................                 -             (72,353)
         Decrease in due to affiliate........................................          (50,000)          (1,300,000)
         Increase in prepaid management fee..................................          (75,000)                    -
                                                                                   ------------        -------------
         Net cash used in operating activities...............................         (469,689)          (1,646,814)
                                                                                   ------------        -------------
Cash flows from investing activities:
      Distributions received from an Operating Partnership...................                  -           1,500,000
                                                                                   -------------       -------------
Net cash provided by investing activities....................................                  -           1,500,000
                                                                                   -------------       -------------
Decrease in cash and cash equivalents........................................         (469,689)            (146,814)
                                                                                   ------------        -------------
Cash and cash equivalents, beginning of period...............................           474,167              629,887
                                                                                   ------------        -------------
Cash and cash equivalents, end of period.....................................      $      4,478        $     483,073
                                                                                   ============        =============

   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                          Units of
                                           Limited            Investor
                                         Partnership           Limited               General
                                          Interest            Partners              Partners                Total
                                          --------            --------              --------                -----

Balance, December 31, 1999...........         600          $(124,208,033)         $(1,786,224)         $(125,994,257)

Net Income...........................                         17,169,292              173,427             17,342,719
                                          -------          --------------         ------------         --------------
Balance, September 30, 2000..........         600          $(107,038,741)         $(1,612,797)         $(108,651,538)
                                          =======          ==============         ============         ==============

Balance, December 31, 1998...........         600          $(109,778,909)         $(1,640,475)         $(111,419,384)

Net Loss.............................                        (11,825,441)            (119,449)           (11,944,890)
                                          -------          --------------         ------------         --------------
Balance, September 30, 1999..........         600          $(121,604,350)         $(1,759,924)         $(123,364,274)
                                          =======          ==============         ============         ==============


   The accompanying notes are an integral part of these financial statements.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


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

2.         RELATED PARTY TRANSACTIONS

           Expenses for the nine months ended September 30, 2000 and 1999 include a management fee of $225,000 earned by an affiliate of the General Partner. As of September 30, 2000, the Partnership had prepaid management fees of $75,000, while at December 31, 1999 there were unpaid management fees to the affiliate of $75,000. In addition, as of September 30, 2000, an affiliate of the General Partner has advanced $25,000 to the Partnership to cover operating expenses. This advance is non-interest bearing and is due on demand. The General Partner is not obligated to fund operating deficits.

3.         INDEBTEDNESS

           As previously reported, the Partnership was in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan was secured by the Partnership's interests in Square 254 Limited Partnership ("Square 254"), National Place Land Limited Partnership ("National Land") and The Shops LLC ("Shops"). Further, Square 254 was in default under its existing mortgage loan secured by its assets.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------


3.       INDEBTEDNESS (continued)

         In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as the other partners in Square 254, National Place and The Shops (collectively, the "Operating Partnerships"), finalized a transaction on May 12, 2000 which provided for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002 (the "Forbearance Amount"), as well as provided for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. In the event that the Forbearance Amount is not paid to the Partnership, the Partnership will receive a preferred interest in the New Hotel Partnership (as defined below). In connection with this transaction, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle Development Corporation (a partner in the Operating Partnerships) and the Hotel previously owned by Square 254 was transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the partners of Square 254, as well as Host Marriott, L.P., received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which loan was acquired by the New Hotel Partnership. Neither the Forbearance Amount nor, if issued, the preferred interest in the New Hotel Partnership, is security for the Traveler's loan. In addition, National Land and the Shops were also dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure, which would have caused the limited partners to recognize a gain for tax purpose upon such foreclosure. In addition to the forgoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period"), and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Traveler's loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approximately $60,000 per unit as a result of the transfer of land previously held by National Land.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 (UNAUDITED)
--------------------------------------------------------------------------------

4.       LITIGATION

         Clyde V. Alexander, Jr. M.D. v Two Winthrop Properties, Inc., Linnaeus-Lexington Associates Limited Partnership, Winthrop Financial Associates and Twelve AMH Associates Limited Partnership, Superior Court for the District of Columbia (Civil Action No. 0005602-00). The plaintiff filed an eleven count complaint against the defendants on or about July 27, 2000, seeking to maintain the action as a class action on behalf of all limited partners of the Partnership, and as a derivative action as to certain claims. Although the complaint contains allegations based upon the failure of the Partnership to achieve results projected in the Confidential Memorandum in 1984, the claims are primarily based upon the May 2000 restructuring of the Partnership debt. The plaintiff claims, in substance, that the debt restructuring and related dissolution of the Operating Partnerships was done in violation of the Partnership Agreement, and that the limited partners were damaged as a result. The plaintiff also complains about fees paid to the General Partners and their affiliates during the life of the Partnership. The plaintiff has asserted claims for breach of fiduciary duty, breach of contract, fraud and misrepresentation, civil conspiracy, waste and unjust enrichment.

         On September 8, 2000, the defendants filed a motion to dismiss the complaint on several grounds including statutes of limitation and failure to state a claim upon which relief can be granted.

         The plaintiff opposed that motion on September 29, 2000 and the defendants filed a reply on October 10, 2000. The plaintiff also filed a motion for class certification. An initial scheduling conference was held on October 27, 2000, at which time the Court (Burgess, J.) indicated that he had reviewed the motion to dismiss but had not yet decided whether to have a hearing on it. Once the Court has decided the motion to dismiss, assuming that not all claims will be dismissed, discovery on class certification will be conducted and that motion will then be briefed. The General Partner believes this action is without merit and intends to vigorously defend this action.

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

         As previously reported, the Partnership was in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan was secured by the Partnership's interests in Square 254, National Land and The Shops (collectively, the "Operating Partnerships"). Further, Square 254 was in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as the other partners in the Operating Partnerships, finalized a transaction on May 12, 2000 which provided for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002 (the "Forbearance Amount"), as well as provided for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. In the event that the Forbearance Amount is not paid to the partnership, the partnership will receive a preferred interest in the New Hotel Partnership (as defined below). In connection with this transaction, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle Development Corporation (a partner in the Operating Partnerships) and the Hotel previously owned by Square 254 was

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

--------------------------------------------------------------------------------


         Liquidity and Capital Resources (continued)

         transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the partners of Square 254, as well as Host Marriott, L.P., received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which loan was acquired by the New Hotel Partnership. Neither the Forbearance Amount nor, if issued, the preferred interest in the New Hotel Partnership, is security for the Traveler's loan. In addition, National Land and the Shops were also dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure, which would have caused the limited partners to recognize a gain for tax purposes upon such foreclosure. In addition to the forgoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period"), and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Traveler's loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approximately $60,000 per unit as a result of the transfer of land previously held by National Land.

         Prior to May 12, 2000, the Partnership's primary source of revenue was distributions from the Operating Partnerships. As a result of the May 12 transaction, the Partnership's primary source of revenue will be distributions from the New Hotel Partnership and the payment of the Forbearance Amount or any payment received by the Partnership as a result of the exercise by Host Marriott of its option to acquire the Partnership's interest in the New Hotel Partnership. However, it is anticipated that as a result of the priority distributions to certain of the other partners in the New Hotel Partnership, the Partnership will not receive any distributions from the New Hotel Partnership in the near future.

         The Partnership requires cash to pay management fees and general and administrative expenses. The Partnership received no cash distributions from the Operating Partnerships during the nine months ended September 30, 2000 and received $1,500,000 during the nine months ended September 30, 1999.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

--------------------------------------------------------------------------------

         Liquidity and Capital Resources (continued)

         The Partnership's liquidity based on cash and cash equivalents declined from $474,167 at December 31, 1999 to $4,478 at September 30, 2000.
         This decrease in cash and cash equivalents was primarily the result of the payment of general and administrative expenses of $123,830 and the payment of management fees of $375,000 including $75,000 of accrued fees from 1999 and $300,000 of fees due for 2000. This was only partially offset by a $25,000 advance from an affiliate of the general partner. The Partnership's current reserves are not expected to be sufficient to fund administrative expenses in the foreseeable future, and as a result, it is anticipated that an affiliate of the general partner will advance funds to cover these operating expenses. Further, as discussed in "Item 1. Financial Statements, Note 4", costs associated with the recent litigation may impact the Partnership's liquidity.

         Results of Operations

         Loss from operations increased from $7,484,210 for the nine months ended September 30, 1999 to $14,030,650 for the nine months ended September 30, 2000. This increase is due to increases in partnership expenses of $6,535,860, and a decrease in revenues of $10,580. Loss from operations decreased from $2,262,003 for the three months ended September 30, 1999 to $1,458,564 for the three months ended September 30, 2000. This decrease is primarily the result of a decrease in interest expense of $713,930 and decrease in amortization expense of $100,882.

         The increase in expenses resulted primarily from an increase in amortization expense of $9,478,756 resulting from the write off of intangible assets as a result of the May 2000 restructuring of the Partnership's investment in Operating Partnerships, and an increase in general and administrative expenses of $59,648. These increases were only partially offset by a decrease of $3,002,544 in interest expense on the loans made to the Partnership to acquire its interests in the Operating Partnerships. Interest expense decreased due to a decrease in the amortization of original issue discount on the Purchase Money Note which matured in 1999. All interest on the loans is accrued and will be due and payable upon the maturities of such loans. All other expenses remained constant.

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

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

--------------------------------------------------------------------------------


         Results of Operations (continued)

         As such, equity in income of Operating Partnership of $31,373,369 and amortization expense of $9,781,953 have been recognized during these nine months ended September 30, 2000 to write the investment balance up to zero.

TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.    Legal proceedings

         Clyde V. Alexander, Jr. M.D. v Two Winthrop Properties, Inc., Linnaeus-Lexington Associates Limited Partnership, Winthrop Financial Associates and Twelve AMH Associates Limited Partnership, Superior Court for the District of Columbia (Civil Action No. 0005602-00). The plaintiff filed an eleven count complaint against the defendants on or about July 27, 2000, seeking to maintain the action as a class action on behalf of all limited partners of the Partnership, and as a derivative action as to certain claims. Although the complaint contains allegations based upon the failure of the Partnership to achieve results projected in the Confidential Memorandum in 1984, the claims are primarily based upon the May 2000 restructuring of the Partnership debt. The plaintiff claims, in substance, that the debt restructuring and related dissolution of the Operating Partnerships was done in violation of the Partnership Agreement, and that the limited partners were damaged as a result. The plaintiff also complains about fees paid to the General Partners and their affiliates during the life of the Partnership. The plaintiff has asserted claims for breach of fiduciary duty, breach of contract, fraud and misrepresentation, civil conspiracy, waste and unjust enrichment.

         On September 8, 2000, the defendants filed a motion to dismiss the complaint on several grounds including statutes of limitation and failure to state a claim upon which relief can be granted.

         The plaintiff opposed that motion on September 29, 2000 and the defendants filed a reply on October 10, 2000. The plaintiff also filed a motion for class certification. An initial scheduling conference was held on October 27, 2000, at which time the Court (Burgess, J.) indicated that he had reviewed the motion to dismiss but had not yet decided whether to have a hearing on it. Once the Court has decided the motion to dismiss, assuming that not all claims will be dismissed, discovery on class certification will be conducted and that motion will then be briefed. The General Partner believes this action is without merit and intends to vigorously defend this action.

Item 6.    Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               27. Financial Data Schedule

          (b)  Reports on Form 8-K:

               On July 12, 2000 a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.

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

                                 TWELVE AMH ASSOCIATES

                                 LIMITED PARTNERSHIP

                                 (Registrant)

                                     By:  Two Winthrop Properties, Inc.
                                          Managing General Partner

                                          By: /s/ Michael L. Ashner
                                              ----------------------------------
                                              Michael L. Ashner
                                              Chief Executive Officer

                                          By: /s/ Thomas C. Staples
                                              ----------------------------------
                                              Thomas C. Staples
                                              Chief Financial Officer

DATED:  November 9, 2000