Form 10KSB
period 2000-12-31
TWELVE AMH ASSOCIATES LTD PARTNERSHIP
filed 2001-04-16
CIK 748524

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB


         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


For the Fiscal Year Ended December 31, 2000            Commission File
                          -----------------            Number: 0-13493
                                                               -------

                    TWELVE AMH ASSOCIATES LIMITED PARTNERSHIP
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


       Massachusetts                                      04-2833662
----------------------------------                        ----------
(State or Other Jurisdiction                              (IRS Employer
of Incorporation or Organization)                         Identification Number)


5 Cambridge Center, Cambridge, Massachusetts                   02142
--------------------------------------------                   -----
(Address of Principal Executive Offices)                     (Zip Code)


Registrant's Telephone Number, Including Area Code:        617-234-3000
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

         The Partnership was capitalized by contributions from partners. In August 1984, upon completion of its offering, the Partnership sold 600 Units of Limited Partnership Interest at an aggregate purchase price of $57,750,000 pursuant to Regulation D promulgated under the Securities Act of 1933. The Partnership used the net proceeds from the offering, together with a line of credit obtained from a major commercial bank for an interim loan which has been repaid in full, and a purchase money note from the seller, the Aetna Casualty and Surety Company ("Aetna"), to acquire its 66.667% general partner interest in Square 254 Limited Partnership ("Square 254") and to acquire, in 1988, a 66.67% general partner interest in National Place Land Limited Partnership ("National Land"). In addition, during the first quarter of 1998, the Partnership, together with its partners in Square 254 and National Land, formed The Shops LLC (the "Shops"), in which the Partnership held a 66.67% member interest, which held title to the retail space at the property. Square 254, National Land and The Shops are hereinafter collectively referred to as the "Operating Partnerships."

         Until May 12, 2000 the only business of the Partnership was investing as a general partner in Square 254 and National Land and as a member of The Shops. The Partnership had been in default under its loan made by Aetna, which was acquired, from Aetna by the Travelers Casualty and Surety Company ("Travelers"). This loan was secured by the Partnership's interests in Square 254, National Land and The Shops. Further, Square 254 was in default under its existing mortgage loan secured by its assets. In order to avoid a foreclosure on the Partnership's assets, the Partnership, as well as the other partners in the Operating Partnerships, finalized a transaction on May 12, 2000 which provided for, among other things, the forbearance by the holder of the Traveler's loan of the exercise of any rights under the Traveler's loan for at least two years and entitles the Partnership to an approximately $2,800,000 payment in November 2002 (the "Forbearance Amount"), as well as provided for the satisfaction of the Square 254 loans through a refinancing. Further, it is anticipated that any foreclosure on the collateral securing the Traveler's loan will not occur until 2003. In the event that the Forbearance Amount is not paid to the Partnership, the Partnership will receive a preferred interest in the New Hotel Partnership (as defined below). In connection with this transaction, the non-Hotel assets previously owned by Square 254 were transferred to an affiliate of Quadrangle

Development Corporation (a partner in the Operating Partnerships) and the Hotel previously owned by Square 254 was transferred to a newly formed limited partnership (the "New Hotel Partnership"), in which the partners of Square 254, as well as Host Marriott, L.P., received ownership interests, and Square 254 was dissolved. The Partnership's interest in the New Hotel Partnership secures its obligations under the Travelers loan, which loan was acquired by the New Hotel Partnership. Neither the Forbearance Amount nor, if issued, the preferred interest in the New Hotel Partnership, is security for the Traveler's loan. In addition, National Land and The Shops were also dissolved. As a result, effective May 12, 2000, the Partnership's only asset is a limited partnership interest in the New Hotel Partnership. With respect to the loan encumbering the assets of National Place (the "AEW Loan"), this loan was bifurcated such that a portion of the debt is secured by the non-Hotel assets and a portion of the debt is secured by the Hotel assets. If the transaction had not been consummated, it was expected that the Partnership would have lost its assets through foreclosure, which would have caused the limited partners to recognize a gain for tax purposes upon such foreclosure. In addition to the forgoing, Host Marriott has been granted an option to acquire the Partnership's interest in the New Hotel Partnership, which option is exercisable from December 15, 2001 through September 30, 2002 (the "First Option Period"), and from January 15, 2003 through June 30, 2003 (the "Second Option Period"). The option price during the First Option Period is the greater of (a) $5,800,000 plus the assumption of the Traveler's loan or (b) the fair market value of the interest. The option price during the Second Option Period is the fair market value of the interest. In connection with the foregoing transaction it is anticipated that the Partnership will recognize taxable income of approximately $38 million or approximately $60,000 per unit as a result of the transfer of land previously held by National Land.

         The New Hotel Partnership owns The J. W. Marriott Hotel which is a fifteen story, 772-room hotel which opened in February 1984. Its special features include four restaurants, in-house catering services, health club including an indoor swimming pool, two ballrooms of 14,000 and 8,400 square feet, 10 function rooms totaling 30,000 square feet, 18 hospitality suites, 2 Vice-Presidential suites, and 2 Presidential suites. The Partnership is not involved in the management of the Hotel and makes no decisions with respect to the Hotel operations.


Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by the General Partners and agents retained by it. In addition, the Partnership has retained Winthrop Financial Co., Inc., an affiliate of the General Partners, to perform certain administrative services for the Partnership, such as investor communications.


Item 2.  Description of Properties

         The Partnership owns no property other than its interest in the New Hotel Partnership.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         There is no public trading market for the Units. Trading in the Units is infrequent and occurs solely through private transactions. In addition, transfers of Units are subject to limitations contained in the Partnership's partnership agreement, including a requirement that the General Partners consent thereto which consent may be granted or withheld in the General Partners' sole discretion. As of March 1, 2001, there were approximately 699 holders of 600 outstanding Units.

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

         Square 254 made distributions to the Partnership totaling $0 and $1,500,000 in 2000 and 1999. Certain fees due to an affiliate were repaid from these distributions. It is expected that the Partnership will not receive any distributions in the future other than its preferred distribution in the event that its partner in the New Hotel Partnership does not exercise its option to acquire the Partnership's interest in the New Hotel Partnerships.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the General Partners often do not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the General Partners do not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the General Partners of your partnership in the Partnership Agreement to reject any transfers of units, the General Partners will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         Financial information relating to the Partnership's interests in the Operating Partnership and the New Hotel Partnership was not received on a timely basis to enable the Partnership and its auditors to finalize the Partnership's financial statements for the year ended December 31, 2000. Accordingly, in reliance on Rule 12b-21 promulgated under the Securities and Exchange Act of 1934, the information required by this Item has been omitted and will be filed under cover of an amendment to this Form 10-KSB upon completion of such financial statements.


Item 7.  Financial Statements

         Financial information relating to the Partnership's interests in the Operating Partnership and the New Hotel Partnership was not received on a timely basis to enable the Partnership and its auditors to finalize the Partnership's financial statements for the year ended December 31, 2000. Accordingly, in reliance on Rule 12b-21 promulgated under the Securities and Exchange Act of 1934, the information required by this Item has been omitted and will be filed under cover of an amendment to this Form 10-KSB upon completion of such financial statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Effective June 30, 2000, the Partnership dismissed its prior Independent Auditors, KPMG LLP (the "Prior Auditors"). KPMG LLP's auditors' report on the financial statements of Twelve AMH Associates Limited Partnership as of and for years ended December 31, 1999 and 1998, contained a separate paragraph stating that "the uncertainty as to the Partnership's ultimate ability to repay its purchase money note and operating deficit notes payable, which are past due and an operating partnership's ability to repay its loans raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters are also described in Note
9. The Financial statements do not include any adjustments that might result from the outcome of these uncertainties." The decision to change Independent Auditors was approved by the Partnership's managing general partner's directors. During calendar year ended 1998 and 1999 and through June 30, 2000, there were no disagreements between the Partnership and the Prior Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of the Prior Auditors.

         Effective October 25, 2000, the Partnership engaged Imowitz Koenig & Co., LLP. as its Independent Auditors. The Partnership did not consult Imowitz, Koenig & Co., LLP. regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to October 25, 2000.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:


                                                                  Has Served as
                     Position Held with the                       a Director or
Name                 Managing General Partner                     Officer Since
----                 ------------------------                     -------------

Michael L. Ashner    Chief Executive Officer and Director         1-96

Thomas C. Staples    Chief Financial Officer                      1-99

Peter Braverman      Executive Vice President and Director        1-96

Patrick J. Foye      Vice President - Residential and Director    10-98

Carolyn Tiffany      Chief Operating Officer and Clerk            10-95


         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

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

         Patrick J. Foye, age 43, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

Item 10. Executive Compensation

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers and directors (See Item 12, "Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners.

         Two Winthrop and Linnaeus own all the outstanding general partnership interests in the Partnership. As general partners, they are entitled in the aggregate to 1% of the Partnership's net income or loss for tax purposes, and, after certain priority distributions, 1% of cash flow. In addition, after certain priority allocations to the partners of amounts necessary to increase their capital balances to an amount equal to their invested capital, the General Partners are entitled to 30% of the proceeds of a capital transaction in connection with the liquidation or termination of the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of March 15, 2001.

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

         (b) Security Ownership of Management.

         As of March 1, 2001, none of the officers, directors or partners the General Partners beneficially own any Units. However, Win Partner Interest LLC, an affiliate of the General Partners, owns 16 Units representing 2.67% of the total outstanding Units.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership paid to the General Partners and their affiliates for the years ended December 31, 2000 and 1999:


Entity                  Compensation                     2000           1999
------                  ------------                     ----           ----

Winthrop Financial      Partnership Management Fee    $375,000(1)  $1,525,000(1)
 Co., Inc.


(1) Includes payments of $75,000 and $1,300,000 in 2000 and 1999, respectively, of past management fees which had been accrued.


         From 1984 through 1995, Winthrop Financial Co., Inc. agreed to the Partnership's deferral, on an interest-free basis, of the payment of an annual partnership management fee for administrative and investor services in the amount of $300,000. In 1999, Winthrop Financial Co., Inc. received $225,000 of its current fee and $1,300,000 on account of its accrued fee.

         Total management fees earned by Marriott and paid by Square 254 and the New Hotel Partnership for managing and operating the J. W. Marriott Hotel, amounted to $5,569,627 in 1999, and $1,831,000 for Square 254 in 2000. Total
management fees earned by Quadrangle and paid by Square 254 for managing the Office Towers and common area during the time in which the Partnership held an ownership interest in Square 254 amounted to $205,290 and $419,878 for the years ended December 31, 2000 and 1999, respectively. All-Right Parking Washington, Inc., an affiliate of WFA began providing management services at the Parking Garage and earned $43,644 and $180,942 in 2000 and 1999, respectively, for these services.


Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)   Reports on Form 8-K -

         A Current Report on Form 8-K was filed on October 25, 2000 with respect to the Partnership's change of accountants (Item 4).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      TWELVE AMH ASSOCIATES LIMITED
                                      PARTNERSHIP

                                      By:      Two Winthrop Properties, Inc.
                                               Managing General Partner

                                          By:  /s/ Michael Ashner
                                               -----------------------------
                                                 Michael Ashner

                                          Date:  April 16, 2001


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


Signature/Name                Title                              Date
--------------                -----                              ----

/s/ Michael Ashner            Chief Executive Officer            April 16, 2001
-------------------
Michael Ashner                 and Director

/s/ Thomas Staples            Chief Financial Officer            April 16, 2001
-------------------
Thomas Staples

/s/ Peter Braverman           Executive Vice President           April 16, 2001
-------------------
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


4.       See Exhibit 3 above

16 Letter from KPMG LLP dated July 10, 2000 (incorporated by reference to Exhibit 16 to Registrant's Current Report on Form 8-K dated July 12, 2000.)